Form 10-Q
period 1996-09-30
SECURITY CAPITAL CORP /WI/
filed 1996-11-14
CIK 912243

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
              ---------------------------------------------------
                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                         COMMISSION FILE NUMBER 0-22588


                          SECURITY CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)



        WISCONSIN                                  39-1766807
--------------------------------              --------------------
(State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)               Identification No.)


     184 WEST WISCONSIN AVENUE
     P.O. BOX 3097
     MILWAUKEE, WISCONSIN                          53201-3097
--------------------------------              --------------------
(Address of principal executive offices)          (Zip Code)


                                 (414) 273-8090
                        -------------------------------
                        (Registrant's telephone number)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                            (1)  YES   X       NO
                                      ---         ---
                            (2)  YES   X       NO
                                      ---         ---

THE NUMBER OF VOTING SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, $1.00 PAR VALUE PER SHARE, WAS 9,205,565 AT NOVEMBER 13, 1996.

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

                                   CONTENTS



                                                                               PAGE
ITEM 1. Financial Statements:                                                  ----

PART I - FINANCIAL INFORMATION


        Consolidated Statements of Financial Condition
          at September 30, 1996 (unaudited) and June 30, 1996 .................   1

        Consolidated Statements of Income for the three
          months ended September 30, 1996 and 1995 (unaudited) ................   2

        Consolidated Statements of Changes in Stockholders' Equity
          for the three months ended September 30, 1996 and 1995 (unaudited) ..   3

        Consolidated Statements of Cash Flows for the three months ended
          September 30, 1996 and 1995 (unaudited) .............................   4

        Notes to Consolidated Financial Statements (unaudited) ................   6

ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...........................................  11



PART II - OTHER INFORMATION


ITEM 1. Legal Proceedings .....................................................  19

ITEM 2. Changes in Securities .................................................  20

ITEM 3. Defaults Upon Senior Securities .......................................  20

ITEM 4. Submission of Matters to a Vote of Security Holders ...................  20

ITEM 5. Other Information .....................................................  20

ITEM 6. Exhibits and Reports on Form 8-K ......................................  20



SIGNATURES ....................................................................  22


                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                      September 30,         June 30,
                                                                           1996               1996
                                                                      ---------------    ---------------
                                                                      (Unaudited)
                                                                      (In thousands, except share data)
ASSETS
Cash and non-interest-bearing deposits                                  $   33,873        $      42,880
Federal Home Loan Bank deposits                                                450                  905
                                                                        ----------         ------------
  Cash and cash equivalents                                                 34,323               43,785
                                                                        ----------         ------------
Loans held-for-sale                                                         26,629               40,303
Securities available-for-sale, at market:
   Investment securities                                                   311,234              352,187
   Mortgage-backed and related securities                                  329,959              332,448
Loans and leases, net                                                    2,627,037            2,533,534
Foreclosed properties                                                           93                  289
Premises and equipment, net                                                 23,782               24,399
Federal Home Loan Bank stock, at cost                                       22,624               22,624
Accrued interest receivable                                                 20,203               19,903
Bank-owned life insurance                                                   51,726               25,988
Other assets                                                                46,817               41,857
                                                                        ----------         ------------
Total assets                                                            $3,494,427        $   3,437,317
                                                                        ==========         ============

LIABILITIES
Deposits                                                                $2,255,749        $   2,200,411
Borrowings                                                                 550,423              564,927
Advances from borrowers for taxes and insurance                             46,905               33,244
Other liabilities                                                           86,143               79,687
                                                                        ----------         ------------
Total liabilities                                                        2,939,220            2,878,269
                                                                        ----------         ------------

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, 50,000,000 shares authorized,
  10,810,000 shares issued and 9,204,798 and 9,314,365 voting shares
  outstanding, respectively                                                 10,810               10,810
Additional paid-in capital                                                 259,465              259,007
Retained earnings, substantially restricted                                379,283              377,836
Unrealized gain (loss) on securities available-for-sale, net of tax          7,204                6,269
Less:
  Common stock held for deferred compensation                               (3,419)              (3,415)
  Unearned ESOP compensation                                               (14,818)             (15,132)
  Unearned restricted stock                                                 (2,817)              (2,817)
Treasury stock (1,605,202 shares and 1,495,635 shares at cost,
  respectively)                                                            (80,501)             (73,510)
                                                                        ----------         ------------
Total stockholders' equity                                                 555,207              559,048
                                                                        ----------         ------------

Total liabilities and stockholders' equity                              $3,494,427         $  3,437,317
                                                                        ==========         ============

    See accompanying Notes to Unaudited Consolidated Financial Statements.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                            THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                             1996        1995
                                                          ----------  ----------
                                                          (In thousands, except
                                                            per share data)
                                                                      <
INTEREST AND DIVIDEND INCOME:
  Loans and leases:
    Held for investment                                     $53,243     $47,451
    Held for sale                                               431         663
                                                          ---------   ---------
      Total                                                  53,674      48,114
                                                          ---------   ---------
  Investments:
    Taxable income on securities                              4,579       4,184
    Tax-exempt income on securities                             529       1,171
    Mortgage-backed securities                                5,622       4,360
    Dividends on FHLB and FHLMC stock                           385         338
    FHLB deposits and other interest income                      60          66
                                                          ---------   ---------
      Total interest and dividend income                     64,849      58,233
                                                          ---------   ---------
INTEREST EXPENSE:
  Deposits                                                   25,943      24,924
  Advances from borrowers for taxes and insurance               269         276
  Borrowings                                                  7,902       5,476
                                                          ---------   ---------
Total interest expense                                       34,114      30,676
                                                          ---------   ---------
Net interest income                                          30,735      27,557
Provision for loan and lease losses                             997       1,678
                                                          ---------   ---------
Net interest income after provision for loan and lease
  losses                                                     29,738      25,879
                                                          ---------   ---------
NON-INTEREST INCOME:
  Loan servicing fees and service charges                     1,816       1,829
  Deposit service charges                                       286         298
  Gain on sale of loans held for sale                           327         489
  Loss on sale of securities                                     (7)        ---
  Insurance, mutual fund and annuity commissions              1,296       1,169
  Income from bank-owned life insurance                         738         ---
  Net loss from operation of foreclosed properties              (58)        (51)
  Other income, net                                           1,253         905
                                                          ---------   ---------
Total non-interest income                                     5,651       4,639
                                                          ---------   ---------
NON-INTEREST EXPENSE:
  Compensation and employee benefits                          8,878       9,815
  Occupancy and premises, including depreciation              1,231       1,236
  Data processing                                               645         625
  Marketing                                                   1,448       1,133
  Federal deposit insurance premiums                         14,495       1,157
  Furniture and equipment, including depreciation               633         640
  Professional fees                                             660         913
  Other expenses                                              3,216       3,201
                                                          ---------   ---------
Total non-interest expense                                   31,206      18,720
                                                          ---------   ---------
Income before income tax expense                              4,183      11,798
Income tax expense                                            1,310       4,695
                                                          ---------   ---------
  NET INCOME                                                $ 2,873     $ 7,103
                                                          =========   =========

EARNINGS PER SHARE                                          $  0.31     $  0.74
                                                          =========   =========

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)


                                                                 COMMON
                                                                 STOCK
                                                                  HELD
                                                 ADD'L.           FOR           UNEARNED         UNEARNED
                              COMMON            PAID-IN         DEFERRED          ESOP          RESTRICTED
                              STOCK             CAPITAL          COMP.           COMP.            STOCK
                              -------           --------         -------        --------        ----------

                                                           (In thousands)
THREE MONTHS ENDED
SEPTEMBER 30, 1995
BALANCE AT June 30,
 1995                         $10,810           $257,377         $(3,144)       $(16,393)       $(4,600)
Net income                        ---                ---             ---             ---            ---
Purchased 48,500 shares
  of treasury stock               ---                ---             ---             ---            ---
Amortization of unearned
  compensation                    ---                349             ---             315            891
Issued 400 shares of
  treasury stock for
  options exercised               ---                ---             ---             ---            ---
Unrealized gains on
  securities available-for-
  sale                            ---                ---             ---             ---            ---
                              -------           --------         -------        --------        -------
BALANCE AT SEPT. 30,
  1995                        $10,810           $257,726         $(3,144)       $(16,078)       $(3,709)
                              =======           ========         =======        ========        =======

THREE MONTHS ENDED
SEPTEMBER 30, 1996

BALANCE AT JUNE 30,
 1996                         $10,810           $259,007         $(3,415)       $(15,132)       $(2,817)
Net income                        ---                ---             ---             ---            ---
Dividends paid $0.15 per
 share                            ---                (20)            ---             ---            ---
Purchased 120,500 shares
 of treasury stock                ---                ---             ---             ---            ---
Amortization of unearned
 compensation                     ---                478             ---             314            ---
Purchase of common
 stock for deferred
 compensation                     ---                ---              (4)            ---            ---
Issued 10,933 shares of
 treasury stock for
 options exercised                ---                ---             ---             ---            ---
Unrealized gains on
 securities available-for
 -sale                            ---                ---             ---             ---            ---
                              -------           --------         -------        --------         ------
BALANCE AT SEPT. 30,
1996                          $10,810           $259,465         $(3,419)       $(14,818)       $(2,817)
                              =======           ========         =======        ========        =======




                                                 Unrealized
                                                   Gain on
                                                 Securities
                              Treasury           Available-             Retained
                               Stock              for-Sale              Earnings        Total
                              --------          -----------             --------        -----
                                                     (In thousands)

THREE MONTHS ENDED
SEPTEMBER 30, 1995
BALANCE AT JUNE 30,
  1995                        $(47,732)             $5,086              $349,432         550,836
Net income                         ---                 ---                 7,103           7,103
Purchased 48,500 shares
  of treasury stock             (2,426)                ---                   ---          (2,426)
Amortization of unearned
  compensation                     ---                 ---                   ---           1,555
Issued 400 shares of
  treasury stock for
  options exercised                 15                 ---                    (5)             10
Unrealized gains on
  securities available-for-
  sale                             ---               2,010                   ---           2,010
                              --------              ------              --------        --------
BALANCE AT SEPT. 30,
1995                           (50,143)              7,096               356,530         559,088
                              ========              ======              ========        ========
THREE MONTHS ENDED
SEPTEMBER 30, 1996

BALANCE AT JUNE 30,
1996                           (73,510)              6,269               377,836         559,048
Net income                         ---                 ---                 2,873           2,873
Dividends paid $0.15 per
share                              ---                 ---                (1,278)         (1,298)
Purchased 120,500 shares
 of treasury stock              (7,412)                ---                   ---          (7,412)
Amortization of unearned
 compensation                      ---                 ---                   ---             792
Purchase of common
 stock for deferred
 compensation                      ---                 ---                   ---              (4)
Issued 10,933 shares of
 treasury stock for
 options exercised                 421                 ---                  (148)            273
Unrealized gains on
 securities available-
 for-sale                          ---                 935                   ---             935
                              --------              ------              --------        --------
BALANCE AT SEPT. 30,
1996                          $(80,501)             $7,204              $379,283        $555,207
                              ========              ======              ========        ========



     See accompanying Notes to Unaudited Consolidated Financial Statements.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                                                  --------------------------------------
                                                                                        1996                 1995
                                                                                  ----------------      ----------------
                                                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................................     $    2,873              $    7,103
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.................................................          1,073                   2,042
  Provisions for loan and lease losses..........................................            997                   1,678
  Stock-based compensation expense..............................................            792                   1,555
  Net decrease in loans held for sale...........................................         13,674                   8,306
  Gain on sale of loans held-for-sale...........................................           (327)                   (489)
  Decrease in deferred income taxes.............................................            (80)                 (1,006)
  Accrual for FDIC special assesment (net of taxes).............................          7,917                     ---
  Decrease (increase) in other assets...........................................          5,698                  (1,212)
  (Decrease) increase in other liabilities......................................         (6,768)                  1,779
  Other, net....................................................................          3,091                    (326)
                                                                                     ----------              ----------
Net cash provided by operating activities.......................................         28,940                  19,430
                                                                                     ----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of securities available-for-sale...................................         25,000                  50,350
  Maturities of securities held-to-maturity.....................................            ---                  35,020
  Sale of securities available-for-sale.........................................         47,171                   4,989
  Purchases of securities available-for-sale....................................        (11,626)               (102,402)
  Maturities and repayments of mortgage-backed and related securities...........
   available-for-sale...........................................................          3,129                   1,799
  Maturities and repayments of mortgage-backed and related securities...........
   held-to-maturity.............................................................            ---                   2,437
  Purchases of mortgage-backed and related securities available-for-sale........        (19,130)                (43,062)
  Net increase in loans and leases..............................................       (103,972)                (69,064)
  Net decrease (increase) in foreclosed properties..............................            196                     (34)
  Net purchases of premises and equipment.......................................           (277)                   (894)
  Funding of bank-owned life insurance..........................................        (25,000)                    ---
  Payout (funding) of benefit plan trusts.......................................             29                    (130)
                                                                                     ----------              ----------
Net cash used in investing activities...........................................        (84,480)               (120,991)
                                                                                     ----------              ----------


     See accompanying Notes to Unaudited Consolidated Financial Statements

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                  (unaudited)

                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                                     1996                1995
                                                                                ----------------    ----------------
                                                                                           (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits....................................................       55,338               33,238
  Net increase in advance payments by borrowers for taxes and
    insurance.................................................................       13,661               14,248
  Net (decrease) increase in borrowings.......................................      (14,504)              66,498
  Treasury stock purchased net of shares reissued for options exercised.......       (7,139)              (2,416)
  Cash dividends..............................................................       (1,278)                 --
                                                                                 ----------           ----------
Net cash provided by financing activities.....................................       46,078              111,568
                                                                                 ----------           ----------
Net (decrease) increase in cash and cash equivalents..........................       (9,462)              10,007

Cash and cash equivalents:
  Beginning of period.........................................................       43,785               35,725
                                                                                 ----------           ----------
  End of period...............................................................   $   34,323           $   45,732
                                                                                 ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest...................................................................       34,353               30,057
   Income taxes...............................................................          856                1,521

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
  Transfer from loans to foreclosed properties................................           89                  154

  Mortgage loans securitized as mortgage-backed securities....................        6,687                7,654

  Transfer of loans to held-for-sale..........................................          108                1,128

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Principles of Consolidation

    The consolidated financial statements include the accounts and balances of Security Capital Corporation (the "Company"), and its wholly-owned subsidiaries, Security Bank S.S.B. and SECP Investment Corporation. Security Bank S.S.B. and its subsidiaries are collectively referred to as
    the "Bank."   All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire year ending June 30, 1997. Certain amounts in prior periods have been reclassified to conform with the fiscal 1997 presentation.

(3) Stock Options

    The following table represents a summary of stock option activity since June 30, 1996:

                                                       SHARES     OPTION PRICE
                                                     ---------   ---------------
      Options outstanding at June 30, 1996           1,201,900   $25.00 to 61.00
       Granted                                          10,000       $59.25
       Exercised                                       (10,933)      $25.00
       Forfeited                                          (400)      $61.00
                                                     ---------   ---------------
      Options outstanding at September 30, 1996      1,200,567   $25.00 to 61.00
      Options exercisable on September 30, 1996      1,070,767

    At September 30, 1996, there were options to purchase 71,000 shares available for future grant.

(4) Commitments and Contingencies

    The Company is a party to financial instruments with off-balance sheet risk occurring in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.


                                                            CONTRACTUAL OR NOTIONAL AMOUNTS
                                                            -------------------------------
                                                            SEPTEMBER 30,           JUNE 30,
                                                              1996                   1996
                                                             -------               --------
                                                                     (In thousands)
Financial instruments whose contractual amounts represent
  credit risk are as follows:
Commitments to extend credit                                 $128,544              $ 78,253
Commitments to sell loans under:
  Mandatory commitments                                        37,704                18,533
  Standby commitments                                          44,026                44,841
Unused and open-ended consumer lines of credit                185,720               183,588

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(5) Loans and Leases

     Loans and leases, net of participation interests sold, are summarized as follows:


                                              SEPTEMBER 30, 1996                   JUNE 30, 1996
                                             ----------------------          -------------------------
                                                           PERCENT                           PERCENT              INCREASE
                                              AMOUNT       OF TOTAL            AMOUNT        OF TOTAL            (DECREASE)
                                            ----------     --------          ----------      ---------         ------------
                                                                      (Dollars in thousands)
MORTGAGE LOANS:
 Residential one-to-four family             $1,353,059       49.87%          $1,282,271        49.01%           $ 70,788
 Residential multi-family                      559,568       20.62              542,778        20.75              16,790
 Home equity                                   455,979       16.81              433,897        16.58              22,082
 Commercial real estate                        142,028        5.23              138,498         5.29               3,530
 Residential construction (1)                   60,430        2.23               66,171         2.53              (5,741)
 Commercial construction                         8,150        0.30                8,324         0.32                (174)
                                            ----------      ------           ----------        -----            --------
   TOTAL MORTGAGE LOANS                      2,579,214       95.06            2,471,939        94.48             107,275
                                            ----------      ------           ----------        -----            --------

COMMERCIAL LOANS, NOT SECURED BY
  REAL ESTATE                                   73,076        2.69               77,258         2.95              (4,182)
CONSUMER LOANS (2)                              36,359        1.34               41,115         1.57              (4,756)
LEASES RECEIVABLE                               24,653        0.91               26,095         1.00              (1,442)
                                            ----------      ------           ----------        -----            --------
GROSS LOANS AND LEASES                       2,713,302      100.00%           2,616,407       100.00%             96,895
                                                            ======                            ======
LESS:
 Loans in process                               36,405                           33,041                            3,364
 Allowance for loan and lease losses            40,669                           39,804                              865
 Unearned income                                 9,234                            9,837                             (603)
 Net deferred loan origination fees
  (costs)                                          (43)                             191                             (234)
                                            ----------                       ----------                         --------

TOTAL LOANS AND LEASES, NET                 $2,627,037                       $2,533,534                         $ 93,503
                                            ==========                       ==========                         ========

-------------------

     (1) Residential construction includes both one-to-four family and multi-family construction.
     (2) For purposes of this table, consumer loans do not include home equity loans.

     The Company serviced approximately 26,000 mortgage loans at both September 30, 1996 and June 30, 1996, which are owned by certain institutional investors and other entities and are not included in the Company's loan balances. The interest of institutional investors and others in such loans aggregated approximately $1.5 billion at both September 30, 1996 and June 30, 1996. Related escrow balances maintained in connection with the loan servicing were $35.1 million and $26.5 million, at September 30, 1996 and June 30, 1996, respectively. These funds were on deposit in special bank accounts, the majority of which are maintained at the Bank.

     Activity in the allowance for loan and lease losses is summarized as follows:


                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                          ------------------
                                           1996       1995
                                          -------    -------
                                           (In thousands)
          Beginning balance               $39,804    $33,724
           Provision for loan losses          997      1,678
           Recoveries                          83        414
           Charge-offs                       (215)       (65)
                                          -------    -------
          Ending balance                  $40,669    $35,751
                                          =======    =======


                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Non-performing loans include troubled debt restructurings and loans on which accrual of interest, amortization of deferred net fees or costs and accretion
of discount has ceased.   The following table summarizes non-performing loans
and assets:


                                                   SEPTEMBER 30,  JUNE 30,
                                                       1996         1996
                                                     -----------  --------
Nonaccrual loans and leases:
Mortgage loans                                          $3,264    $3,516
Commercial loans                                           ---       ---
Consumer loans                                             123       130
Leases receivable                                           61       ---
                                                        ------    ------

Total non-performing loans                              $3,448    $3,646

Foreclosed properties and real estate owned                 93       289
                                                        ------    ------
Total non-performing assets                             $3,541    $3,935
                                                        ======    ======
Non-performing loans to gross loans                       0.13%     0.14%
Non-performing assets to total assets                     0.10      0.11

(6)  Earnings per Share

    Earnings per share of common stock for each of the three months ended September 30, 1996 and 1995 have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

The computation of earnings per share on net income is as follows:



                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                             ----------------------------------------------------------------------------------
                                                             1996                                            1995
                                             --------------------------------------           ---------------------------------
                                                                                                                      FULLY
                                                  PRIMARY           FULLY DILUTED               PRIMARY              DILUTED
                                              ---------------      ----------------           ------------         -----------
Net income                                     $   2,872,950          $  2,872,950            $ 7,103,000         $   7,103,000
                                               =============          ============            ===========         =============
Common shares issued                              10,810,000            10,810,000             10,810,000            10,810,000
Unallocated ESOP shares                             (599,035)             (599,035)              (649,480)             (649,480)
Net treasury shares                               (1,545,550)           (1,545,550)            (1,087,856)           (1,087,856)
Ungranted shares in Bank Incentive
  Plan                                              (112,700)             (112,700)              (112,700)             (112,700)
Weighted average common shares                 -------------          ------------            -----------         -------------
  outstanding                                      8,552,715             8,552,715              8,959,965             8,959,965
Common stock equivalents based
  on the treasury stock method                       702,596               731,964                614,507               629,777
Total weighted average common                  -------------          ============            ===========         =============
shares and equivalents outstanding                 9,255,311             9,284,679              9,574,472             9,589,742
                                               =============          ============            ===========         =============
Earnings per share on net income               $        0.31          $       0.31            $      0.74         $        0.74
                                               =============          ============            ===========         =============

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(7)  Borrowings

     Borrowings consist of the following:


                                    SEPTEMBER 30, 1996
                          -----------------------------------------
                                      (In thousands)
                                                          WEIGHTED
                                     VARIABLE    TOTAL    AVERAGE
     BORROWINGS MATURE:    FIXED    (MONTHLY)   AMOUNT     RATE
     ------------------    -----    ---------   -------  ---------
     [S]                  [C]        [C]       [C]          [C]
     Less than 12 months  $299,163   $ 50,000  $349,163     5.62%
     13-24 months              175    100,000   100,175     5.52
     25-36 months              102     50,000    50,102     5.50
     37-48 months              104        ---       104     6.25
     49-60 months              104     50,000    50,104     5.50
     After 60 months           775        ---       775     6.92
                          --------   --------  --------     ----
                          $300,423   $250,000  $550,423     5.58%
                          ========   ========  ========     ====


                                      JUNE 30, 1996
                         ------------------------------------------
                                      (In thousands)
                                                         WEIGHTED
                                    VARIABLE    TOTAL    AVERAGE
     BORROWINGS MATURE:    FIXED    (MONTHLY)   AMOUNT     RATE
     ------------------    -----    ---------   -------  ---------
     [S]                  [C]        [C]       [C]          [C]
     Less than 12 months  $263,663   $    ---  $263,663     5.56%
     13-24 months           50,175    150,000   200,175     5.63
     25-36 months              102        ---       102     6.30
     37-48 months              104     50,000    50,104     5.53
     49-60 months              105     50,000    50,105     5.47
     After 60 months           778        ---       778     6.92
                          --------   --------  --------     ----
                          $314,927   $250,000  $564,927     5.58%
                          ========   ========  ========     ====


    Borrowings consist of funds borrowed in the federal funds market through brokers on an overnight basis, or for a term not to exceed one year, and from the Federal Home Loan Bank (FHLB). Federal funds purchased totaled $247,000,000 and $255,000,000 at September 30, 1996 and June 30, 1996,
    respectively, and are due within 12 months. FHLB advances accounted for the remaining borrowings. The Company is required to maintain as collateral unencumbered first mortgage loans in its portfolio such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. At September 30, 1996, the Company estimates that potential borrowings from the FHLB totaling approximately $824,309,000 would be supportable with the Company's current asset base. This amount available is reduced by existing FHLB borrowings which limit the potential incremental amount available from the FHLB to $520,886,000. The Company also has other sources of borrowings which would further add to its borrowing capacity.

    The maximum amount of borrowings at any month-end during the three months ended September 30, 1996 and the year ended June 30, 1996 was approximately $592.4 million and $564.9 million, respectively. The approximate average amount outstanding was $559.1 million and $419.8 million over those same periods. The weighted average interest rate paid was 5.65% and 5.79% during the three months ended September 30, 1996 and the year ended June 30, 1996, respectively. None of the borrowings may be prepaid. FHLB advances totaling $50 million due in 49-60 months are callable at the discretion of the FHLB every six months beginning in November 1996.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(8) Securities Available-for-Sale

    The amortized cost and estimated market values are as follows:


                                                                  SEPTEMBER 30, 1996
                                             ------------------------------------------------------------
                                                                GROSS            GROSS         ESTIMATED
                                             AMORTIZED        UNREALIZED       UNREALIZED        MARKET
                                              COST              GAINS            LOSSES          VALUE
                                             ---------        ----------       ----------      ----------
                                                                  (In thousands)
INVESTMENT SECURITIES:
  US Treasury securities and obligations of
    government corporations and agencies         $119,796        $  3,140        $    (946)       $  121,990
  Corporate debt securities                       135,551             607              (56)          136,102
  Municipal securities                             53,157              11             (176)           52,992
  Other securities                                    150             ---              ---               150
                                                 --------        --------        ---------        ----------
  TOTAL INVESTMENT SECURITIES                    $308,654        $  3,758        $  (1,178)       $  311,234
                                                 ========        ========        =========        ==========

MORTGAGE-BACKED & RELATED SECURITIES:
    Federal Home Loan Mortgage Corporation       $ 56,138        $  1,075        $     ---        $   57,213
    Government National Mortgage Association        2,451             112               (2)            2,561
    Federal National Mortgage Association              25               1              ---                26
  Collateralized Mortgage Obligations:
    Federal Home Loan Mortgage Corporation         92,980           1,385              (80)           94,285
    Federal National Mortgage Association         169,868           6,006              ---           175,874
                                                 --------        --------        ---------        ----------
  TOTAL MORTGAGE-BACKED AND RELATED
    SECURITIES                                   $321,462        $  8,579        $     (82)       $  329,959
                                                 ========        ========        =========        ==========

The amortized cost and estimated market value of investment securities available-for-sale by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual maturities are as follows:

                                            SEPTEMBER 30, 1996
                                           --------------------
                                                      ESTIMATED
                                           AMORTIZED   MARKET
                                             COST       VALUE
                                           ---------  ---------
                                              (In thousands)
AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
Due in one year or less                     $194,919   $194,515
Due after one year through five years        108,397    108,349
Due after five years through ten years           150        150
Due after ten years                            5,188      8,220
                                            --------   --------
                                            $308,654   $311,234
                                            ========   ========

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in quarterly reports or press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, various words or phrases are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. SUCH FORWARD-LOOKING STATEMENTS INCLUDE WORDS AND PHRASES SUCH AS, "WILL LIKELY RESULT," "ARE EXPECTED TO," "WILL CONTINUE," "IS ANTICIPATED," "ESTIMATE," "PROJECT" OR SIMILAR EXPRESSIONS AND VARIOUS OTHER STATEMENTS INDICATED HEREIN WITH AN ASTERISK AFTER SUCH STATEMENTS. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: (i) general market rates, (ii) general economic conditions, (iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios,
(vi) demand for loan products, (vii) deposit flows, (viii) competition, (ix) demand for financial services in the Company's markets, and (x) changes in accounting principles, policies or guidelines.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

RESULTS OF OPERATIONS

NET INCOME. Net income, before a one-time after-tax charge of $7.9 million or 86 cents per share for an FDIC special assessment, increased $3.7 million or 52.1% to $10.8 million for the three months ended September 30, 1996 from $7.1 million for the three months ended September 30, 1995. Earnings per share without the special assessment increased from $0.74 to $1.17 per share over the same periods. The major components of this increase in earnings for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 are discussed in the following paragraphs and generally include: an increase of $3.1 million in net interest income, an increase of $1.0 million in non-interest income, a decrease of $0.7 million in loan loss provisions, and a decrease of $0.7 million in non-interest expenses, partially offset by an increase of $1.9 million in income tax expense.

Including the after-tax effect of the non-recurring charge for an FDIC special assessment of $7.9 million for the quarter ended September 30, 1996, net income was $2.9 million and earnings per share was $0.31. See "Recent Events" for a further discussion of the FDIC special assessment.

NET INTEREST INCOME. Net interest income increased $3.1 million or 11.2% to $30.7 million for the three months ended September 30, 1996 compared to $27.6 million for the three months ended September 30, 1995. The net interest margin increased to 3.75% for the three months ended September 30, 1996 from 3.68% for the three months ended September 30, 1995 and the interest rate spread increased to 2.89% from 2.69% during the same periods. The increases in margin and spread were due primarily to a 17 basis point increase in the average yield on loans and a 3 basis point decrease in the average cost of interest-bearing liabilities. The increase in margin and spread was partially offset by the Bank's purchase of two Bank-owned life insurance policies in October 1995 and July 1996 for $25.0 million each. The Company sold securities available-for-sale to fund such purchases, thereby, effectively transferring the amount of the purchase price of such policies out of interest-earning assets. Growth in the average balances from the three months ended September 30, 1995 to the three months ended September 30, 1996 was $254.5 million for interest-earning assets and $290.7 million for interest-bearing liabilities.

Total interest income increased $6.6 million to $64.8 million for the three months ended September 30, 1996 compared to $58.2 million for the same period in the prior year. The increase was primarily the result of increases in interest income of $5.6 million and $1.3 million on loans and leases and mortgage-backed and related securities, respectively. The $254.5 million increase in average interest-earning assets combined with a 17 basis point increase in the yield on interest-earning assets from 7.69% for the three months ended September 30, 1995 to 7.86% for the three months ended September 30, 1996 due to adjustments in adjustable rate mortgages and additions to longer-term fixed rate loan portfolios, resulted in the overall increase in interest income.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Total interest expense increased $3.4 million to $34.1 million for the three months ended September 30, 1996 compared to $30.7 million for the same period last year. The increase was attributable to a $290.7 million increase in average interest- bearing liabilities to $2.746 billion at September 30, 1996, compared to $2.456 billion at September 30, 1995, partially offset by a 3 basis point decrease in the cost of interest-bearing liabilities from 5.00% for the three months ended September 30, 1995 to 4.97% for the three months ended September 30, 1996. The increase in average interest-bearing liabilities included growth in borrowings of $198.0 million and an increase in deposits of $95.4 million, of which $24.4 million was from brokered deposits. Borrowings and brokered deposits have been used to facilitate the Company's securities and loan portfolio growth, and are part of a longer-term plan to leverage the Company's capital to facilitate an increase in net income and return on equity.* The average cost of borrowings and deposits decreased in accordance with market rates by 42 basis points and 2 basis points, respectively, from the three months ended September 30, 1995 to the three months ended September 30, 1996.

PROVISION FOR LOAN AND LEASE LOSSES.  The provision for loan and lease losses
decreased $0.7 million to $1.0 million   for the three months ended September
30, 1996, compared to a provision of $1.7 million for the three months ended September 30, 1995, reflecting low net charge-offs and non-performing loan ratios. Charge-offs exceeded recoveries by $132,000 for the three months ended September 30, 1996. Gross loans and leases increased $96.9 million for the three months ended September 30, 1996 and $75.5 million for the three months ended September 30, 1995. The allowance for loan and lease losses increased $0.9 million to $40.7 million at September 30, 1996 from $39.8 million at June 30, 1996, and represented 1.50% and 1.52% of gross loans and leases receivable and 1179.49% and 1091.78% of non-performing loans, respectively.

NON-INTEREST INCOME.   Non-interest  income increased $1.0 million to $5.6
million for the three months ended September 30, 1996 from $4.6 million for the three months ended September 30, 1995. The increase was primarily the result of increases of $0.7 million in income from the increase in cash surrender values on $50.0 million of single premium bank-owned life insurance policies purchased in October 1995 and July 1996, $0.3 million in other income and $0.1 million in insurance and annuity commissions. The increase in other income included increases of $0.2 million in gains on disposals of fixed assets and $0.1 million of increased lease rental income. Partially offsetting those increases was a $0.2 million decrease in gains on sales of loans held-for-sale. Loan sales were down 50% from the same period in the previous year as the Bank was retaining fixed rate loans to facilitate portfolio growth during the quarter ended September 30, 1996.

NON-INTEREST EXPENSE. Non-interest expense, excluding $13.2 million of pre-tax non-recurring charges for the FDIC special assessment, decreased $0.7 million to $18.0 million for the three months ended September 30, 1996 compared to $18.7 million for the three months ended September 30, 1995. The primary reasons for the decrease include decreases in compensation and employee benefits of $0.9 million and professional fees of $0.3 million, partially offset by increases of $0.3 million in marketing expense to support the Company's growth and $0.1 million in regular FDIC premiums on additional deposits. The decrease in compensation and employee benefits was due to the elimination of $0.9 million from the amortization of the Bank Incentive Plan
(BIP) expenses which was completed in December 1995.

The FDIC special assessment was a $13.2 million pre-tax or $7.9 million after-tax non-recurring expense recognized in the quarter ended September 30, 1996 to recapitalize the Savings Association Insurance Fund ("SAIF") of the FDIC. For a further discussion, see "Recent Events."

INCOME TAX EXPENSE.  Income tax expense decreased $3.4 million from $4.7
million for the three months ended   September 30, 1995, to $1.3 million for
the three months ended September 30, 1996. The decrease was the result of lower pre-tax income due to the FDIC special assessment, higher non-taxable income, and the recognition of certain deferred state income tax benefits.

AVERAGE BALANCE SHEET

The following table sets forth certain information relating to the Company's unaudited consolidated statements of financial condition and the unaudited consolidated statements of income for the three months ended September 30, 1996 and 1995 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-bearing assets or liabilities, respectively, for the periods shown. Average balances are derived principally from average daily balances and include non-accruing loans. The yields and costs include fees which are considered adjustments to yields. Interest income on non-accruing loans is reflected

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

in the period it is collected and not in the period it is earned. Such amounts are not material to net interest income or net change in net interest income in any period. Interest income and average yield on tax-exempt securities available-for-sale and tax-exempt securities held-to-maturity are presented on a before tax-equivalent basis, applying a federal income tax rate of 35%.


AVERAGE BALANCE SHEET                                                THREE MONTHS ENDED SEPTEMBER 30,
                                         ----------------------------------------------------------------------------------------
                                                             1996                                         1995
                                         -------------------------------------------   ------------------------------------------
                                                                           AVERAGE                                      AVERAGE
                                         AVERAGE BALANCE    INTEREST      YIELD/COST   AVERAGE BALANCE    INTEREST     YIELD/COST
                                         ---------------    --------     -----------   ---------------    --------     ----------
                                                                            (Dollars in thousands)
ASSETS:
FHLB deposits and other interest
  bearing deposits                           $    4,528      $    60           5.28%         $   4,567     $    66          5.78%
Securities available-for-sale:
  Securities-taxable                            269,785        4,579           6.79            134,400       2,283          6.79
  Securities-tax-exempt                          53,187          815           6.13             65,834         987          6.00
  Mortgage-backed and related
  securities                                    323,134        5,622           6.96            197,903       3,748          7.58
Loans held-for-sale                              27,675          431           6.23             39,902         663          6.65
Securities held-to-maturity:
  Securities-taxable                                ---          ---            ---            137,914       1,902          5.52
  Securities-tax-exempt                             ---          ---            ---             48,067         816          6.79
  Mortgage-backed and related
  securities                                        ---          ---            ---             36,753         611          6.65
Loans and leases (gross)                      2,616,405       53,322           8.15          2,377,632      47,451          7.98
FHLB stock                                       22,624          385           6.81             19,881         338          6.81
                                         --------------   ----------     ----------    ---------------    --------    ----------
Total interest-earning assets                 3,317,338       65,214           7.86%         3,062,853      58,865          7.69%
Cash and non-interest bearing deposits           30,744                                         28,951
Bank-owned life insurance                        50,147                                            ---
Allowance for loan losses                       (40,147)                                       (34,474)
Deferred fees and other                            (233)                                          (492)
Other non-interest-earning assets                94,132                                         94,994
                                         --------------                                ---------------
  Total assets                               $3,451,981                                     $3,151,832
                                         ==============                                ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                     $2,146,239       25,943           4.84%        $2,050,869      24,924          4.86%
Borrowings                                      559,082        7,902           5.65            361,049       5,476          6.07
Advances from borrowers for taxes and
  insurance                                      40,895          269           2.64             43,605         276          2.53
                                         --------------   ----------     ----------    ---------------    --------    ----------
  Total interest-bearing liabilities          2,746,216       34,114           4.97%         2,455,523      30,676          5.00%
Non-interest-bearing demand account              68,488                                         68,750
Other liabilities                                73,707                                         70,865
Stockholders' equity                            563,570                                        556,694
                                         --------------                                ---------------
  Total liabilities and stockholders'
  equity                                     $3,451,981                                     $3,151,832
                                         ==============                                ===============
Interest spread                                                                2.89%                                        2.69%
Net interest income                                          $31,100     ==========                        $28,189    ==========
Net interest margin (net yield on                         ==========                                      ========
  interest-earning assets)                                                  (1)3.75%                                        3.68%
Average interest-earning assets to                                       ==========                                   ==========
  average interest-bearing liabilities                                       120.80%                                      124.73%
                                                                         ==========                                   ==========

(1) If single premium Bank-owned life insurance was considered an interest-earning asset, the quarter ended September 30, 1996 net interest margin would have been 3.83%.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


FINANCIAL CONDITION. The Company's total assets increased $57.1 million to $3.494 billion at September 30, 1996 from $3.437 billion at June 30, 1996. The Company's ratio of stockholders' equity to total assets was 15.89% at September 30, 1996 compared to 16.26% at June 30, 1996.

Securities available-for-sale are reflected at market value. Securities available-for-sale decreased $43.4 million to $641.2 million at September 30, 1996 from $684.6 million at June 30, 1996, primarily due to the use of proceeds from the sale of securities to purchase $25.0 million of Bank-owned life insurance.

The Company held approximately $270.2 million in Collateralized Mortgage Obligations (CMOs) at September 30, 1996 compared to $269.9 million at June 30,
1996.   Continued growth is part of a long-term plan to leverage the Company's
capital to facilitate an increase in net income.*   In accordance with Company
policy, each individual CMO security represents less than 1% of the Company's assets and prior to purchase, was determined not to be a "high risk" mortgage security as defined by the FDIC. The CMOs are tested quarterly to ensure they are not high risk.

Loans and leases, net, increased $93.5 million to $2.627 billion at September 30, 1996 from $2.534 billion at June 30, 1996. The increase was primarily in residential one-to-four-family, multi-family and home equity mortgage loans, and was funded with increased deposits and a decrease in investment securities.

The Company emphasizes high asset quality in both its investment portfolio and its lending activities. Non-performing assets were 0.10% and 0.11% of total assets at September 30, 1996 and June 30, 1996, respectively. There were net loan charge-offs of $0.1 million during the three months ended September 30, 1996. None of the Company's investment or mortgage-backed and related securities are categorized as non-performing assets.

In July 1996, the Company sold securities to fund the purchase of a second $25.0 million of single premium Bank-owned life insurance on its officers. Increases in the cash surrender value are reported in non-interest income. The Company is utilizing this vehicle because of its attractive tax-equivalent return and intends to use proceeds from the policy benefits to fund and offset future employee benefit costs.*

Deposits increased $55.3 million to $2.256 billion at September 30, 1996 from $2.200 billion at June 30, 1996. The increase was primarily the result of various marketing strategies designed to promote specific deposit products and to acquire or expand targeted customer deposits. Brokered money market deposits increased $31.9 million during the three months ended September 30, 1996 to $388.6 million, representing 17.2% of total deposits at September 30, 1996 compared to 16.2% of total deposits at June 30, 1996.

Borrowings decreased $14.5 million to $550.4 million at September 30, 1996 from $564.9 million at June 30, 1996. As of September 30, 1996, and June 30, 1996, FHLB advances accounted for $303.4 million and $309.9 million and federal funds purchased accounted for $247.0 million and $255.0 million of total borrowings, respectively. Borrowings are used to supplement deposits to fund growth in investments and loans. This growth is part of a long-term plan to leverage the Company's capital to facilitate an increase in net income.*

ASSET/LIABILITY MANAGEMENT

To manage vulnerability to interest rate changes, management closely monitors the Company's interest rate risk position. The Company seeks to enhance its income while managing its interest rate risk primarily through the structuring of its balance sheet in order to reduce its vulnerability to changes in interest rates. Although the Company's assets and liabilities maturing and repricing within one year are relatively well-matched with a cumulative negative gap ratio as of September 30, 1996 of 6.17%, a cumulative negative gap ratio of 24.12% and 16.90% existed at three and six months as of September 30, 1996, respectively.


The following Asset/Liability Management Schedule sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1996, which are anticipated by the Company to mature or reprice in each of the periods shown, based on the information and assumptions set forth in the notes below. This table does not reflect the impact of any hedging activity or financial techniques utilized by the Company to mitigate interest rate risk, because it would not have a material effect on the Company's "gap" position.* Certain shortcomings are inherent in the method of analysis presented in the following table. For example, although

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


certain assets and liabilities may have similar maturities or periods to repricing, they may react in varying degrees to changes in market interest rates.* The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets or liabilities may lag behind changes in market rates.* Additionally, certain assets, such as ARM loans and mortgage-backed and related securities, have features which restrict changes in interest rates on a short-term basis and over the life of the asset such as 1% annual caps and lifetime caps. Also, the proportion of ARM loans and mortgage-backed and related securities in the Company's portfolios could decrease in future periods if market interest rates remain at or decrease below current levels due to the exercise of conversion options and refinancing activity.* While prepayments of loans have been estimated based on current market interest rates, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table.*


At September 30, 1996, total interest-bearing liabilities maturing or repricing within three months exceeded total interest-earning assets maturing or repricing in the same period by $842.8 million, representing a negative cumulative three month gap ratio of 24.12%, compared to $866.5 million and 25.21%, respectively, as of June 30, 1996. The six month cumulative gap and gap ratio are, respectively, a negative $590.4 million and a negative 16.90% at September 30, 1996, compared to a negative $620.6 million and a negative 18.06% at June 30, 1996. The one year cumulative gap and gap ratio are, respectively, a negative $215.5 million and a negative 6.17% at September 30, 1996, compared to a negative $251.6 million and a negative 7.32% at June 30, 1996. The Company has concentrated on extending the maturities of its borrowed funds and deposits, thereby causing a decrease in the one year cumulative negative gap.*


The Company's negative gap position indicates more liabilities will reprice within one year than assets and the Company may generally benefit in the short-term from a decline in interest rates.* When interest rates first decline, the lag in the downward adjustment in the ARM loan yields will have a short-term positive effect; however, should the decline in interest rates accelerate or such rate environment be prolonged, the Company's loan and mortgage-backed securities portfolios may experience an increase in prepayments which would result in lower yields or a decrease in balances.* During periods of rising interest rates, not only will liabilities reprice more quickly, based on the "gap," but increases in the yield on interest-earning assets may occur with a lag and to a lesser extent than may be anticipated from the gap ratio due to the structuring of the Company's one-year ARM loans utilizing "Cost of Funds
Indices" and 1% annual caps.*   Accordingly, the Company may be adversely
affected by rising interest rates as the lag effect of the "Cost of Funds Indices" causes the yields on the ARM loans to not increase even though general interest rates begin to rise.* In addition, rising interest rates may cause the Company to experience a decrease in prepayments on loans and mortgage-backed securities from that used in calculating the "gap" which would result in fewer funds available to reinvest at the higher rates.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ASSET/LIABILITY MANAGEMENT SCHEDULE

                                                                              AT SEPTEMBER 30, 1996
                                          ---------------------------------------------------------------------------------
                                                                              REPRICING OR MATURING
                                          ---------------------------------------------------------------------------------
                                                              MORE THAN                   MORE THAN
                                                WITHIN          THREE        MORE THAN     ONE YEAR      OVER
                                                 THREE        MONTHS TO      SIX MONTHS     TO FIVE      FIVE
                                                MONTHS       SIX MONTHS     TO ONE YEAR      YEARS       YEARS        TOTAL
                                                ------       ----------     -----------      -----       -----        -----
                                                                                  (In thousands)

INTEREST-EARNING ASSETS: (1)
Mortgage loans: (2)
 Fixed                                       $   18,130       $  18,568      $  54,321     $211,560     $111,512    $  414,091
 Adjustable                                     369,231         424,640        571,908      277,553          ---     1,643,332
 Home equity                                    208,570          21,682         40,299      142,018       35,662       448,231
Commercial loans (2)                             31,439           2,466          5,080       27,212          ---        66,197
Consumer loans (2)                               11,272           5,735          6,736       12,131           34        35,908
Leases receivable (2)                             1,508           1,186          1,958        6,490        8,136        19,278
Loans held-for-sale                              26,629             ---            ---          ---          ---        26,629
Investment securities available-for-sale:
 U.S. Treasury securities and
   obligations of  U.S. Gov't
   corporations and agencies                     13,829             ---            ---      103,161        5,000       121,990
 Municipal bonds                                 10,200           5,148            ---       37,644          ---        52,992
 Corporate debt securities                       15,058          40,161         20,227       60,656          ---       136,102
 Mortgage-backed and related
 securities                                     273,192          28,196          2,511       13,871       12,189       329,959
 Other                                              ---             ---            ---          ---          150           150
Other assets:
 Interest-bearing FHLB deposits                     450             ---            ---          ---          ---           450
 FHLB stock                                         ---             ---            ---          ---       22,624        22,624
                                             ----------       ---------      ---------     --------     --------    ----------
   TOTAL INTEREST-EARNING ASSETS             $  979,508       $ 547,782      $ 703,040     $892,296     $195,307    $3,317,933
                                             ==========       =========      =========     ========     ========    ==========
INTEREST-BEARING LIABILITIES: (1)
Deposits: (3)
 Interest-bearing demand accounts            $   89,520       $     ---      $     ---     $    ---     $    ---    $   89,520
 Money market accounts                          643,836             ---            ---          ---          ---       643,836
 Passbook accounts                              284,920             ---            ---          ---          ---       284,920
 Certificates of deposit                        335,149         218,374        277,975      333,239          357     1,165,094
Borrowings:
 Advances and other borrowings                  422,000          77,000         50,163          485          775       550,423
 Advances from borrowers for taxes
  and insurance                                  46,905             ---            ---          ---          ---        46,905
                                             ----------       ---------      ---------     --------     --------    ----------
  TOTAL INTEREST-BEARING LIABILITIES         $1,822,330       $ 295,374      $ 328,138     $333,724     $  1,132    $2,780,698
                                             ==========       =========      =========     ========     ========    ==========
Excess (deficiency) of interest-earning
 assets over interest-bearing liabilities    $ (842,822)      $ 252,408      $ 374,902     $558,572     $194,175    $  537,235
                                             ==========       =========      =========     ========     ========    ==========
Cumulative excess (deficiency) of
 interest-earning assets over interest-
 bearing liabilities                         $ (842,822)      $(590,414)     $(215,512)    $343,060     $537,235
                                             ==========       =========      =========     ========     ========
Cumulative excess (deficiency) of
 interest-earning assets over interest-
 bearing liabilities as a percent of total
 assets                                          (24.12)%        (16.90)%        (6.17)%       9.82%       15.37%
                                             ==========       =========      =========     ========     ========

Total assets for above ratios                $3,494,427
  (Notes on following page)                  ==========



                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



Notes to Asset/Liability Management Schedule


(1) Adjustable and floating-rate assets and liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization, in each case adjusted to take into account estimated prepayments based on the Company's historical prepayment statistics. For home equity and mortgage loans and mortgage-backed securities, annual prepayment rates ranging from 8% to 30% were used.


(2) Balances have been reduced for undisbursed loan proceeds, unearned discounts, deferred loan fees and allowances for loan losses, which aggregated $86.3 million at September 30, 1996.


(3) Although the Company's interest-bearing demand accounts, money market accounts and passbook accounts generally are subject to immediate withdrawal, management considers a certain amount of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. However, in managing the Company's interest rate risk, management considers these deposits to be interest rate sensitive because the rates paid may vary with market conditions.


LIQUIDITY AND CAPITAL RESOURCES


Liquidity management for the Company is both a daily and long-term component of the Company's management strategy. The Company maintains liquidity levels sufficient to accommodate normal deposit fluctuations, the payment of dividends and various other funding needs, and to meet its asset and liability management objectives. Excess funds generally are invested in short-term investments such as overnight deposits at the FHLB-Chicago. In the event that the Company should require funds in excess of those generated through its primary sources, additional funds are available through the use of FHLB-Chicago advances, reverse repurchase agreements, and the purchase of federal funds.


The Company's most liquid assets are cash, interest-bearing and non-interest-bearing bank balances, loans held for sale and securities available-for-sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. These assets totaled $702.1 million and $768.7 million at September 30, 1996 and June 30, 1996, respectively. The Company's ratio of these assets to total deposits was 31.1% and 34.9% at September 30, 1996 and June 30, 1996, respectively.


The primary investing activity of the Company is the origination of loans. The Company originates fixed- and adjustable-rate residential, multi-family and commercial mortgage loans, non-mortgage commercial loans and consumer loans. During the three months ended September 30, 1996 and 1995, the Company originated loans totaling $250.3 million and $306.8 million, respectively, purchased loans totaling $16.9 million and $4.8 million, respectively, and sold loans totaling $48.2 million and $95.8 million, respectively.


During the three months ended September 30, 1996 and 1995, the Company received principal repayments on loans totaling $143.5 million and $148.3 million, respectively, and principal repayments on mortgage-backed and related securities of $2.9 million and $3.5 million, respectively.


The Company experienced net increases in deposits of $55.3 million and $33.2 million for the three months ended September 30, 1996 and 1995, respectively. Brokered deposits represented $31.9 million or 57.7% of the increase for the three months ended September 30, 1996 and $12.8 million or 38.6% of the increase for the three months ended September 30, 1995. All of the Company's brokered deposits are in money market accounts. The level of deposit inflows during any given period is heavily influenced by factors such as the general level of short- and long-term interest rates in the economy, as well as alternative yields that investors may obtain on competing investment instruments such as money market mutual funds.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



Certificates of deposit which are scheduled to mature in one year or less at September 30, 1996 totaled $831.5 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Company.*


The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains provisions for capital standards that require banks to have a minimum 3% leverage ratio (Tier I capital to adjusted total assets), a minimum 4% Tier I capital to risk-weighted assets ratio and a minimum 8% qualifying total capital to risk-weighted assets ratio. The Bank's regulatory capital exceeds all minimum standards required under FDICIA.


A summary of the Bank's regulatory capital amounts are as follows:




                                                                                       September 30,          June 30,
                                                                                            1996                1996
                                                                                       -------------          -------
                                                                                             (Dollars in thousands)
Risk-based capital:
  Equity                                                                                  $   423,024     $   419,660
  Less goodwill and other intangibles                                                             ---             ---
  Less unrealized gain on available-for-sale securities, net of tax                           (7,522)         (6,767)
                                                                                          -----------     -----------
Total Tier I capital                                                                          415,502         412,893
Allowable allowance for loan and lease losses (Tier II capital)                                31,023          30,264

Qualifying total capital                                                                  $   446,525     $   443,157

Risk-weighted assets                                                                      $ 2,472,176     $ 2,411,582

  Tier I leverage ratio                                                                         12.37%          12.72%
                                                                                          ===========     ===========
  Tier I capital to risk-weighted assets                                                        16.81%          17.12%
                                                                                          ===========     ===========
  Qualifying total capital to risk-weighted assets                                              18.06%          18.38%
                                                                                          ===========     ===========


RECENT EVENTS


Deposits of the Bank currently are insured to applicable limits by the FDIC under the Savings Associations Insurance Fund
("SAIF"). The FDIC also insures commercial bank deposits under the Bank Insurance Fund ("BIF"). Premium levels are set in order to permit the funds to be capitalized at a level equal to 1.25% of total fund deposits.

Congress recently passed legislation to address the deposit insurance premium disparity which existed between banks and thrifts. Most banks were paying only a nominal $2,000 annual premium while thrifts were paying 23.4 basis points of deposits because SAIF had not reached its 1.25% capitalization level like the BIF had achieved. The "Deposit Insurance Funds Act of 1996" (the "DIF Act") was included as part of an Omnibus Appropriations Bill that was signed into law on September 30, 1996. Pursuant to the terms of the DIF Act, the FDIC was directed to impose a special assessment on SAIF-assessable deposits at a rate that would cause the SAIF to achieve its designated reserve ratio of 1.25% of SAIF-insured deposits as of October 1, 1996. The DIF Act requires that the special assessment be applied against the SAIF-assessable deposits held by institutions as of March 31, 1995. Pursuant to a final rule issued by the FDIC on October 16, 1996, the special assessment rate was determined to be 65.7 basis points. This one-time special assessment will fully capitalize SAIF and will be collected on November 27, 1996.

Based on the special assessment being imposed at 65.7 basis points, the amount of the assessment to the Bank would be approximately $13.2 million dollars. The special assessment had the effect of reducing the Bank's earnings and capital by the after tax amount of the assessment as the date of enactment, which is estimated to be $7.9 million or 86 cents per share. As described below, with the recapitalization of the SAIF, it is currently anticipated that BIF and SAIF regular premiums will be comparable and FDIC premium expense is expected to therefore be reduced in future periods.*


The FDIC published a proposed rule on October 16, 1996, under which a permanent base assessment schedule for the SAIF would be established, setting assessment rates at a range of 4 to 31 basis points. The proposed rule also called for an adjusted assessment schedule reducing these rates by 4 basis points to reflect current conditions, producing an effective SAIF assessment range of 0 to 27 basis points beginning October 1, 1996. This assessment range is comparable to the current schedule for BIF-institutions. A special interim rate schedule ranging from 18 to 27 basis points was announced for SAIF-insured institutions for the last quarter of calendar year 1996, reflecting the fact that assessments related to certain bond obligations of the Financial Corporation ("FICO"), which were issued to resolve the savings and loan crisis in the 1980's, are included in the SAIF rates for these institutions during that period.


The DIF Act addresses other matters which will affect the Bank. The FICO obligations will be shared by all insured depository institutions beginning after December 31, 1996. This obligation had previously been the sole responsibility of SAIF-insured institutions and had been funded through SAIF assessments. The DIF Act eliminated the statutory link between FICO's assessments and amounts authorized to be assessed by the SAIF, effective January 1, 1997. All insured institutions will pay an annual assessment to fund interest payments on the FICO bonds. Beginning in 1997, BIF-member institutions will pay one-fifth the rate to be paid by SAIF members, for the first three years. The annual FICO assessment is estimated to be 1.3 and 6.4 basis points of deposits for BIF and SAIF members, respectively. After January 1, 2000, BIF and SAIF members will share the FICO payments on a pro-rata basis, which will be assessed at 2.4 basis points, until the bonds mature in 2017.


In addition, the DIF Act provides for the merger of BIF and SAIF into a single Deposit Insurance Fund. This provision will be effective January 1, 1999, assuming that no insured depository institution is a savings association on that date. This legislation contemplates that the savings association charter will be phased out over that period of time. The DIF Act also calls for the Secretary of the Treasury to undertake a study concerning the development of a common charter for all insured depository institutions and the abolition of separate and distinct charters for banks and savings associations.



                          PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS


     In fiscal 1996, the Company entered into a settlement agreement with plaintiffs who filed a purported class action lawsuit against the Company, the Bank and the members of the Boards of Directors of the Company and the Bank. The settlement agreement was approved by the court on October 8, 1996, with the court also at that time certifying the plaintiff class for purposes of the settlement and ordering that all members of the class who had not excluded themselves were to receive settlement payments in accordance with the terms of the agreement. The action was filed in Cook County, Illinois in 1994 by two Illinois residents seeking to act as named plaintiffs for a plaintiff class and alleging fraud, misrepresentation and breach of fiduciary duties in connection with the Bank's 1992 charter conversion, the Bank's 1993 mutual to stock conversion, and the Company's 1994 proxy solicitation. Plaintiffs alleged that the purported class of depositors were prevented by the acts complained of from receiving all of the stock they subscribed for in the 1993 public offering. The defendants have vigorously contested the charges and the settlement agreement recognizes that defendants deny any wrong doing or liability. A $12.0 million settlement fund has been established by or on behalf of the defendants and will be divided (net of attorneys' fees and administrative expenses) among participating members of the class in accordance with the settlement agreement. The financial statement effects of the settlement have been taken for the fiscal year ended June 30, 1996. Due to the legal-related expense provisions taken in prior periods and $6.0 million in insurance coverage, the impact of the settlement on net income for the fiscal year ended June 30, 1996 was $2.7million after tax or 28 cents per share.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         On October 23, 1996, the Board of Directors declared a quarterly cash dividend of 22.5 cents per share of Common Stock to be paid November 29, 1996, to shareholders of record as of November 15, 1996. The Company anticipates regular quarterly dividends will be paid.* The amount and appropriateness of future dividends will be based on earnings and market conditions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits:   There are no exhibits to this report, other than the
                         Financial Data Schedule attached hereto as Exhibit 27.
                         See Note (6) to the Notes to the Consolidated Financial
                         Statements (unaudited) for the information required by
                         Exhibit 11 - Computation of Earnings Per Share.


         (b) No reports on Form 8-K were filed during the quarter for which this report was filed.

                                 EXHIBIT INDEX




   EXHIBIT NO.                           DESCRIPTION

     27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  SECURITY CAPITAL CORPORATION





Dated:  November 13, 1996         By: /s/ Wm. G. Schuett Sr.
        -----------------         ----------------------------------
                                  Wm. G. Schuett, Sr., President and
                                  Chief Executive Officer



Dated:  November 13, 1996         By:   /s/ Roger D. Kamin
        -----------------         -------------------------------------
                                  Roger D. Kamin, Senior Vice President,
                                  CFO and Secretary/Treasurer