Form 10-Q
period 1996-12-31
SECURITY CAPITAL CORP /WI/
filed 1997-02-14
CIK 912243

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
     _____________________________________________________________________

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 0-22588


                          SECURITY CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)



           WISCONSIN                                       39-1766807
  -------------------------------                      -------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)


       184 WEST WISCONSIN AVENUE
             P.O. BOX 3097
          MILWAUKEE, WISCONSIN                             53201-3097
----------------------------------------                   ----------
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

THE NUMBER OF VOTING SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, $1.00 PAR VALUE PER SHARE, WAS 9,202,432 AT FEBRUARY 12, 1997.

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

                                    CONTENTS



                                                                            PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Consolidated Statements of Financial Condition
          at December 31, 1996 (unaudited) and June 30, 1996 ...............  1

         Consolidated Statements of Income for the six and three
          months ended December 31, 1996 and 1995 (unaudited) ..............  2

         Consolidated Statements of Changes in Stockholders' Equity
          for the six months ended December 31, 1996 and 1995 (unaudited) ..  3

         Consolidated Statements of Cash Flows for the six months ended
          December 31, 1996 and 1995 (unaudited) ...........................  4

         Notes to Consolidated Financial Statements (unaudited) ............  6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................ 12



PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings ................................................. 22

ITEM 2.  Changes in Securities ............................................. 22

ITEM 3.  Defaults Upon Senior Securities ................................... 23

ITEM 4.  Submission of Matters to a Vote of Security Holders ............... 23

ITEM 5.  Other Information ................................................. 23

ITEM 6.  Exhibits and Reports on Form 8-K .................................. 23



SIGNATURES ................................................................. 25

             SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                         DECEMBER 31,        JUNE 30,
                                                                             1996              1996
                                                                        --------------    --------------
                                                                         (Unaudited)
                                                                       (In thousands, except share data)
ASSETS
Cash and non-interest-bearing deposits...............................   $       32,696    $       42,880
Interest-bearing deposits with banks.................................           50,100               ---
Federal Home Loan Bank deposits......................................              877               905
                                                                        --------------    --------------
  Cash and cash equivalents..........................................           83,673            43,785
                                                                        --------------    --------------
Loans held-for-sale..................................................           33,052            40,303
Securities available-for-sale, at market:
  Investment securities..............................................          270,812           352,187
  Mortgage-backed and related securities.............................          414,370           332,448
Loans and leases, net................................................        2,698,331         2,533,534
Foreclosed properties................................................              122               289
Premises and equipment, net..........................................           23,730            24,399
Federal Home Loan Bank stock, at cost................................           22,951            22,624
Accrued interest receivable..........................................           19,988            19,903
Bank-owned life insurance............................................           52,461            25,988
Other assets.........................................................           38,469            41,857
                                                                        --------------    --------------
Total assets.........................................................   $    3,657,959    $    3,437,317
                                                                        ==============    ==============

LIABILITIES
Deposits.............................................................   $    2,284,158    $    2,200,411
Borrowings...........................................................          700,025           564,927
Advances from borrowers for taxes and insurance......................            9,396            33,244
Other liabilities....................................................           96,167            79,687
                                                                        --------------    --------------

Total liabilities....................................................        3,089,746         2,878,269
                                                                        --------------    --------------

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, 50,000,000 shares authorized,
  10,810,000 shares issued and 9,202,665 and 9,314,365 voting shares
  outstanding, respectively..........................................           10,810            10,810
Additional paid-in capital...........................................          259,928           259,007
Retained earnings, substantially restricted..........................          391,308           377,836
Unrealized gain (loss) on securities available-for-sale, net of tax..            7,665             6,269
Less:
  Common stock held for deferred compensation........................           (3,441)           (3,415)
  Unearned ESOP compensation.........................................          (14,502)          (15,132)
  Unearned restricted stock..........................................           (2,817)           (2,817)
  Treasury stock (1,607,335 shares and 1,495,635 shares at cost,
   respectively).....................................................          (80,738)          (73,510)
                                                                        --------------    --------------
Total stockholders' equity...........................................          568,213           559,048
                                                                        --------------    --------------
Total liabilities and stockholders' equity...........................   $    3,657,959    $    3,437,317
                                                                        ==============    ==============

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         DECEMBER 31,                     DECEMBER 31,
                                                                 -------------------------       ---------------------------
                                                                    1996            1995            1996             1995
                                                                 ---------       ---------       ----------       ----------
                                                                             (In thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
 Loans and leases:
   Held for investment........................................   $  55,520       $  49,690       $  108,762       $   97,303
   Held for sale..............................................         431             503              862            1,166
                                                                 ---------       ---------       ----------       ----------
     Total....................................................      55,951          50,193          109,624           98,469
                                                                 ---------       ---------       ----------       ----------
Investments:
  Taxable income on securities................................       4,177           4,304            8,755           11,265
  Tax-exempt income on securities.............................         434             883              964            1,892
  Mortgage-backed securities..................................       6,063           4,771           11,686            6,355
  Dividends on FHLB and FHLMC stock...........................         398             351              783              689
  FHLB deposits and other interest income.....................         210              81              270              146
                                                                 ---------       ---------       ----------       ----------
Total interest and dividend income............................      67,233          60,583          132,082          118,816
                                                                 ---------       ---------       ----------       ----------
INTEREST EXPENSE:
  Deposits....................................................      26,703          25,956           52,655           50,880
  Advances from borrowers for taxes and insurance.............         314             292              574              568
  Borrowings..................................................       8,218           5,745           16,120           11,221
                                                                 ---------       ---------       ----------       ----------
Total interest expense........................................      35,235          31,993           69,349           62,669
                                                                 ---------       ---------       ----------       ----------
Net interest income...........................................      31,998          28,590           62,733           56,147
Provision for loan and lease losses...........................         250           1,329            1,247            3,006
                                                                 ---------       ---------       ----------       ----------
Net interest income after provision for loan and lease losses.      31,748          27,261           61,486           53,141
                                                                 ---------       ---------       ----------       ----------
NON-INTEREST INCOME:
  Loan servicing fees and service charges.....................       1,774           1,889            3,590            3,718
  Deposit service charges.....................................         307             300              593              599
  Gain on sale of loans held for sale.........................         160             652              487            1,140
  Gain (loss) on sale of securities...........................          20             (44)              13              (18)
  Insurance, mutual fund and annuity commissions..............       1,338           1,186            2,634            2,350
  Income from bank-owned life insurance.......................         734             299            1,472              299
  Net (loss) income from operation of foreclosed properties...          24              (5)             (34)             (37)
  Other income, net...........................................       1,174           1,130            2,427            1,994
                                                                 ---------       ---------       ----------       ----------
Total non-interest income.....................................       5,531           5,407           11,182           10,045
                                                                 ---------       ---------       ----------       ----------
NON-INTEREST EXPENSE:
  Compensation and employee benefits..........................       8,978           9,519           17,856           19,334
  Occupancy and premises, including depreciation..............       1,217           1,265            2,448            2,502
  Data processing.............................................         714             627            1,359            1,252
  Marketing...................................................       1,048           1,839            2,496            2,972
  Federal deposit insurance premiums..........................           0           1,221           14,495            2,378
  Furniture and equipment, including depreciation.............         678             651            1,311            1,290
  Professional fees...........................................         602             679            1,262            1,592
  Other expenses..............................................       3,040           3,635            6,256            6,836
                                                                 ---------       ---------       ----------       ----------
Total non-interest expense....................................      16,277          19,436           47,483           38,156
                                                                 ---------       ---------       ----------       ----------
Income before income tax expense..............................      21,002          13,232           25,185           25,030
Income tax expense............................................       7,023           4,981            8,333            9,676
                                                                 ---------       ---------       ----------       ----------
  NET INCOME..................................................   $  13,979       $   8,251       $   16,852       $   15,354
                                                                 =========       =========       ==========       ==========
EARNINGS PER SHARE............................................   $    1.51       $    0.86       $     1.82       $     1.60
                                                                 =========       =========       ==========       ==========

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)




                                                    Common
                                                    Stock                                       Unrealized
                                                     Held                                        Gain on
                                          Add'l.     for       Unearned   Unearned              Securities
                             Common      Paid-in   Deferred      ESOP    Restricted   Treasury  Available-  Retained
                             Stock       Capital    Comp.       Comp.      Stock       Stock     for-Sale   Earnings     Total
                            --------   ---------  ---------  ----------- ---------  -----------  --------  ----------  ----------
                                                                       (In thousands)
SIX MONTHS ENDED
DECEMBER 31, 1995
Balance at June 30,
  1995....................  $ 10,810  $  257,377  $  (3,144) $   (16,393) $ (4,600)   $ (47,732) $  5,086  $  349,432  $  550,836
Net income................       ---         ---        ---          ---       ---          ---       ---      15,354      15,354
Dividends paid $0.15 per
  share...................       ---         (18)       ---          ---       ---          ---       ---      (1,338)     (1,356)
Purchased 83,500 shares
  of treasury stock.......       ---         ---        ---          ---       ---       (4,363)      ---         ---      (4,363)
Amortization of unearned
  compensation............       ---         727        ---          630     1,782          ---       ---         ---       3,139
Issued 1,400 shares of
  treasury stock for
  options exercised.......       ---         ---        ---          ---       ---           53       ---         (18)         35
Unrealized gains on
  securities available-for-
  sale....................       ---         ---        ---          ---       ---          ---     4,426         ---       4,426
                            --------   ---------  ---------  -----------  --------  -----------  --------  ----------  ----------
Balance at Dec. 31,
  1995....................  $ 10,810  $  258,086  $  (3,144) $   (15,763) $ (2,818)  $  (52,042)  $ 9,512  $  363,430  $  568,071
                            ========   =========  =========  ===========  ========  ===========  ========  ==========  ==========
SIX MONTHS ENDED
DECEMBER 31, 1996

Balance at June 30,
  1996                      $ 10,810  $  259,007  $  (3,415) $   (15,132) $ (2,817)  $  (73,510)  $ 6,269  $  377,836  $  559,048
Net income................       ---         ---        ---          ---       ---          ---       ---      16,852      16,852
Dividends paid $0.375 per
  share...................       ---         (49)       ---          ---       ---          ---       ---      (3,188)     (3,237)
Purchased 125,500 shares
  of treasury stock.......       ---         ---        ---          ---       ---       (7,769)      ---         ---      (7,769)
Amortization of unearned
  compensation............       ---         970        ---          630       ---          ---       ---         ---       1,600
Purchase of common
  stock for deferred
  compensation............       ---         ---        (26)         ---       ---          ---       ---         ---         (26)
Issued 13,800 shares of
  treasury stock for
  options exercised.......       ---         ---        ---          ---       ---          541       ---        (192)        349
Unrealized gains on
  securities
  available-for-
  sale....................       ---         ---        ---          ---       ---          ---     1,396         ---       1,396
Balance at Dec. 31,         --------   ---------  ---------  -----------  --------  -----------  --------  ----------  ----------
  1996....................  $ 10,810  $  259,928  $  (3,441) $   (14,502) $ (2,817) $   (80,738) $  7,665  $  391,308  $  568,213
                            ========   =========  =========  ===========  ========  ===========  ========  ==========  ==========


     See accompanying Notes to Unaudited Consolidated Financial Statements.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                        Six Months Ended December 31,
                                                                            1996             1995
                                                                         ----------       ----------
                                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................................  $   16,852       $   15,354
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization........................................       2,099            3,248
  Provisions for loan and lease losses.................................       1,247            3,006
  Stock-based compensation expense.....................................       1,600            3,139
  Net decrease (increase) in loans held for sale.......................       7,251           (2,086)
  Gain on sale of loans held-for-sale..................................        (487)            (899)
  Increase in deferred income taxes....................................        (704)          (4,821)
  Decrease (increase) in other assets..................................       3,387           (6,460)
  (Decrease) increase in other liabilities.............................      16,480           28,435
  Other, net...........................................................       1,106       $    1,502
                                                                         ----------       ----------
Net cash provided by operating activities..............................  $   48,831           40,418
                                                                         ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of securities available-for-sale..........................  $   75,200       $  120,051
  Maturities of securities held-to-maturity............................         ---           40,000
  Sale of securities available-for-sale................................      89,203           17,253
  Sale of securities held-to-maturity..................................         ---           35,760
  Purchase of securities available-for-sale............................     (81,596)        (211,736)
  Maturities and repayments of mortgage-backed and related securities
   available-for-sale..................................................       5,535            3,800
  Maturities and repayments of mortgage-backed and related securities
   held-to-maturity....................................................         ---            2,858
  Purchase of mortgage-backed and related securities available-for-sale    (127,736)         (43,062)
  Sale of mortgage-backed and related securities available-for-sale....      40,413              ---
  Net increase in loans and leases.....................................    (166,531)        (110,780)
  Net decrease in foreclosed properties................................         167              389
  Net purchases of premises and equipment..............................        (873)          (1,227)
  Funding of bank-owned life insurance.................................     (25,000)         (25,000)
  Funding of benefit plan trusts.......................................      (2,065)            (175)
                                                                         ----------       ----------
Net cash used in investing activities..................................  $ (193,283)      $ (171,869)
                                                                         ----------       ----------


  See accompanying Notes to Unaudited Consolidated Financial Statements

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (unaudited)


                                                                         SIX MONTHS ENDED DECEMBER 31,
                                                                         -------------------------
                                                                             1996          1995
                                                                         -----------   -----------
                                                                              (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits..............................................      83,747        88,285
  Net decrease in advance payments by borrowers for taxes and
    insurance...........................................................     (23,848)      (25,737)
  Net increase in borrowings............................................     135,098        76,601
  Treasury stock purchased net of shares reissued for options exercised      (7,420)       (4,328)
  Cash dividends........................................................     (3,237)       (1,356)
                                                                         -----------   -----------
Net cash provided by financing activities...............................     184,340       133,465
                                                                         -----------   -----------
Net increase in cash and cash equivalents...............................      39,888         2,014

Cash and cash equivalents:
  Beginning of period...................................................      43,785        35,725
                                                                         -----------   -----------
  End of period......................................................... $    83,673   $    37,739
                                                                         ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest............................................................      71,777        65,283
    Income taxes........................................................       6,166        11,838

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
  Transfer from loans to foreclosed properties..........................         500           203

  Mortgage loans securitized as mortgage-backed securities..............       8,689        24,197

  Financing of sales of foreclosed properties...........................          37            78

  Transfer of loans to held-for-sale....................................       1,323         2,329

  Unrealized gain (loss) on available-for-sale securities, net of tax...       1,396         4,426

  Transfer of securities from held-to-maturity to available-for-sale....        ---       157,715

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

(2)  Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results which may be expected for the entire year ending June 30, 1997. Certain amounts in prior periods have been reclassified to conform with the fiscal 1997 presentation.

(3)  Stock Options

   The following table represents a summary of stock option activity since June 30, 1996:


                                                     Number of Shares      Option Price
                                                     ----------------  ------------------
Options outstanding at June 30, 1996                      1,201,900    $  25.00 to 61.00
  Granted.....................................               10,000    $      59.25
  Exercised...................................              (13,800)   $  25.00 to 61.00
  Forfeited...................................                 (400)   $      61.00
                                                     ----------------  ------------------
Options outstanding at December 31, 1996......            1,197,700    $  25.00 to 61.00
Options exercisable on December 31, 1996......            1,128,700

     At December 31, 1996, there were options to purchase 71,100 shares available for future grant.

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

                                                             Contractual or Notional Amounts
                                                             -------------------------------
                                                             December 31,         June 30,
                                                                1996                1996
                                                              -----------         --------
                                                                      (In thousands)
Financial instruments whose contractual amounts represent
  credit risk are as follows:
Commitments to extend credit................................  $ 76,495            $ 78,253
Commitments to sell loans under:
  Mandatory commitments.....................................    24,149              18,533
  Standby commitments.......................................    42,449              44,841
Unused and open-ended consumer lines of credit..............   190,256             183,588

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(5) Loans and Leases

     Loans and leases, net of participation interests sold, are summarized as follows:


                                             December 31, 1996           June 30, 1996
                                           ---------------------      --------------------
                                                        Percent                   Percent     Increase
                                              Amount    of Total       Amount     of Total   (Decrease)
                                           -----------  --------      ---------   --------    ---------
                                                              (Dollars in thousands)
MORTGAGE LOANS:
  Residential one-to-four family.......    $ 1,363,024    48.97%     $1,282,271    49.01%     $  80,753
  Residential multi-family.............        600,109    21.56         542,778    20.75         57,331
  Home equity..........................        481,336    17.29         433,897    16.58         47,439
  Commercial real estate...............        143,152     5.15         138,498     5.29          4,654
  Residential construction (1).........         58,309     2.09          66,171     2.53         (7,862)
  Commercial construction..............         12,211     0.44           8,324     0.32          3,887
                                           -----------  --------      ---------   --------    ---------
    TOTAL MORTGAGE LOANS...............      2,658,141    95.50       2,471,939    94.48        186,202
                                           -----------  --------      ---------   --------    ---------
COMMERCIAL LOANS, NOT SECURED BY
  REAL ESTATE..........................         71,541     2.57          77,258     2.95         (5,717)
CONSUMER LOANS (2).....................         30,303     1.09          41,115     1.57        (10,812)
LEASES RECEIVABLE......................         23,498     0.84          26,095     1.00         (2,597)
                                           -----------  --------      ---------   --------    ---------
GROSS LOANS AND LEASES.................      2,783,483   100.00%      2,616,407   100.00%       167,076
                                                        ========                  ========

LESS:
  Loans in process.....................         35,430                   33,041                   2,389
  Allowance for loan and lease losses..         40,786                   39,804                     982
  Unearned income......................          8,776                    9,837                  (1,061)
  Net deferred loan origination fees...            160                      191                     (31)
                                           -----------                ---------               ---------
TOTAL LOANS AND LEASES, NET............    $ 2,698,331               $2,533,534               $ 164,797
                                           ===========                =========               =========

     (1) Residential construction includes both one-to-four family and multi-family construction loans.

     (2) For purposes of this table, consumer loans do not include home equity loans.

     The Company serviced approximately 25,000 and 26,000 mortgage loans at December 31, 1996 and June 30, 1996, respectively, which are owned by certain institutional investors and other entities and are not included in the Company's loan balances. The interest of institutional investors and others in such loans aggregated approximately $1.5 billion at both December 31, 1996 and June 30, 1996. Related escrow balances maintained in connection with the loan servicing were $8.4 million and $26.5 million at December 31, 1996 and June 30, 1996, respectively. These funds were on deposit in special bank accounts, the majority of which are maintained at the Bank.

     Activity in the allowance for loan and lease losses is summarized as follows:


                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                        DECEMBER 31,                 December 31,
                                  1996            1995         1996             1995
                                ---------       ---------    ---------       ---------
                                       (In thousands)               (In thousands)
Beginning balance.............  $  40,669       $  35,751    $  39,804       $  33,724
  Provision for loan losses...        250           1,329        1,247           3,006
  Recoveries..................        138             202          221             617
  Charge-offs.................       (271)            (69)        (486)           (134)
                                ---------       ---------    ---------       ---------
Ending balance................  $  40,786       $  37,213    $  40,786       $  37,213
                                =========       =========    =========       =========

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Non-performing loans include troubled debt restructurings and loans on which accrual of interest, amortization of deferred net fees or costs and accretion
of discount has ceased.   The following table summarizes non-performing
loans and assets:


                                              December 31, June 30,
                                                 1996        1996
                                               ----------  -------
Nonaccrual loans and leases:
  Mortgage loans...........................    $  3,701    $ 3,516
  Commercial loans.........................         ---        ---
  Consumer loans...........................         153        130
  Leases receivable........................          60        ---
                                               --------    -------

Total non-performing loans.................    $  3,914    $ 3,646

Foreclosed properties and real estate owned         122        289
                                               --------    -------
Total non-performing assets................    $  4,036    $ 3,935
                                               ========    =======

Non-performing loans to gross loans........        0.14%      0.14%
Non-performing assets to total assets......        0.11       0.11

(6)  Earnings per Share

    Earnings per share of common stock for each of the three and six months ended December 31, 1996 and 1995 have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

The computation of earnings per share on net income is as follows:


                                                                THREE MONTHS ENDED DECEMBER 31,
                                         --------------------------------------------------------------------------
                                                       1996                                      1995
                                         ----------------------------------      ----------------------------------
                                                                   Fully                                   FULLY
                                              Primary             Diluted             Primary             DILUTED
                                         --------------      --------------      --------------      --------------
Net income                               $   13,979,000      $   13,979,000      $    8,251,325      $    8,251,325
                                         ==============       =============      ==============      ==============
Common shares issued..................       10,810,000          10,810,000          10,810,000          10,810,000
Unallocated ESOP shares...............         (586,389)           (586,389)           (636,830)           (636,830)
Net treasury shares...................       (1,605,377)         (1,605,377)         (1,111,976)         (1,111,976)
Ungranted shares in Bank Incentive
  Plan................................         (112,700)           (112,700)           (112,700)           (112,700)
                                         --------------       -------------      --------------      --------------
Weighted average common shares
  outstanding.........................        8,505,534           8,505,534           8,948,494           8,948,494
Common stock equivalents based
  on the treasury stock method........          754,004             784,835             673,527             702,335
                                         ==============       =============      ==============      ==============
Total weighted average common
  shares and equivalents outstanding..        9,259,538           9,290,369           9,622,021           9,650,829
                                         ==============       =============      ==============      ==============
Earnings per share on net income......   $         1.51      $         1.50      $         0.86      $         0.85
                                         ==============       =============      ==============      ==============

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


                                                                 Six Months Ended December 31,
                                          --------------------------------------------------------------------------
                                                          1996                                    1995
                                          ----------------------------------      ----------------------------------
                                                                    Fully                                   Fully
                                               Primary             Diluted             Primary             Diluted
                                          --------------      --------------      --------------      --------------
Net income                                $   16,852,000      $   16,852,000      $   15,354,523      $   15,354,523
                                          ==============      ==============      ==============      ==============
Common shares issued...................       10,810,000          10,810,000          10,810,000          10,810,000
Unallocated ESOP shares................         (592,712)           (592,712)           (643,155)           (643,155)
Net treasury shares....................       (1,575,463)         (1,575,463)         (1,099,916)         (1,099,916)
Ungranted shares in Bank Incentive
 Plan..................................        (112,700)           (112,700)           (112,700)           (112,700)
                                          --------------      --------------      --------------      --------------
Weighted average common shares
 outstanding...........................        8,529,125           8,529,125           8,954,229           8,924,229
Common stock equivalents based
 on the treasury stock method..........          729,934             787,060             648,615             702,529
                                          --------------      --------------      --------------      --------------
Total weighted average common
 shares and equivalents outstanding....        9,259,059           9,316,185           9,602,844           9,656,758
                                          ==============      ==============      ==============      ==============
Earnings per share on net income.......   $         1.82      $         1.81      $         1.60      $         1.59
                                          ==============      ==============      ==============      ==============

(7)  Borrowings

     Borrowings consist of the following:

                                         DECEMBER 31, 1996
                       --------------------------------------------------
                                          (In thousands)
                                                                 Weighted
                                        Variable         Total   Average
BORROWINGS MATURE:         Fixed        (Monthly)       Amount     Rate
------------------     ----------    ------------    ----------  --------
Less than 12 months..  $  348,767    $        ---    $  348,767      5.92%
13-24 months.........         175         100,000       100,175      5.69
25-36 months.........         102         100,000       100,102      5.69
37-48 months.........         104          50,000        50,104      5.67
49-60 months.........         105         100,000       100,105      5.67
After 60 months......         772             ---           772      6.91
                       ----------    ------------    ----------  --------
                       $  350,025    $    350,000    $  700,025      5.80%
                       ==========    ============    ==========  ========

                                           June 30, 1996
                       --------------------------------------------------
                                          (In thousands)
                                                                 Weighted
                                        Variable         Total   Average
BORROWINGS MATURE:         Fixed        (Monthly)       Amount     Rate
------------------     ----------    ------------    ----------  --------
Less than 12 months..  $  263,663    $        ---    $  263,663      5.56%
13-24 months.........      50,175         150,000       200,175      5.63
25-36 months.........         102             ---           102      6.30
37-48 months.........         104          50,000        50,104      5.53
49-60 months.........         105          50,000        50,105      5.47
After 60 months......         778             ---           778      6.92
                       ----------    ------------    ----------  --------
                       $  314,927    $    250,000    $  564,927      5.58%
                       ==========    ============    ==========  ========

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 (Unaudited)


Borrowings consist of funds borrowed in the federal funds market through brokers on an overnight basis, or for a term not to exceed one year, and from the Federal Home Loan Bank (FHLB). Federal funds purchased totaled $243,000,000 and $255,000,000 at December 31, 1996 and June 30, 1996,
respectively, and are due within 12 months. FHLB advances accounted for the remaining borrowings. The Company is required to maintain as collateral unencumbered first mortgage loans in its portfolio such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. At December 31, 1996, the Company estimates that potential borrowings from the FHLB totaling approximately $833,844,000 would be supportable with the Company's current asset base. This amount available is reduced by existing FHLB borrowings which limit the potential incremental amount available from the FHLB to $376,819,000. The Company also has other sources of borrowings which would further add to its borrowing capacity.

The maximum amount of borrowings at any month-end during the six months ended December 31, 1996 and the year ended June 30, 1996 was approximately $700.0 million and $564.9 million, respectively. The approximate average amount outstanding was $570.1 million and $419.8 million over those same periods. The weighted average interest rate paid was 5.65% and 5.79% during the six months ended December 31, 1996 and the year ended June 30, 1996, respectively. None of the borrowings may be prepaid. FHLB advances totaling $50 million due in 37-48 months are callable at the discretion of the FHLB every six months beginning November 20, 1996.

(8) Securities Available-for-Sale

    The amortized cost and estimated market values are as follows:


                                                                        December 31, 1996
                                                 -----------------------------------------------------------
                                                                 Gross              Gross      Estimated
                                                 Amortized    Unrealized         Unrealized      Market
                                                    Cost         Gains             Losses        Value
                                                 -----------------------------------------------------------
                                                                      (In thousands)
INVESTMENT SECURITIES:
 US Treasury securities and obligations of
 government corporations and agencies........     $  108,620        $  3,814       $  (448)        $  111,986
 Corporate debt securities...................        115,502             475            ---           115,977
 Municipal securities........................         42,671              50           (22)            42,699
 Other securities............................            150             ---            ---               150
                                                  ----------        --------       -------         ----------
TOTAL INVESTMENT SECURITIES..................     $  266,943        $  4,339       $  (470)        $  270,812
                                                  ==========        ========       =======         ==========
MORTGAGE-BACKED & RELATED SECURITIES:
 Federal Home Loan Mortgage Corporation......     $   54,003        $  1,348       $    ---        $   55,351
 Government National Mortgage Association....          2,369             131            (1)             2,499
 Federal National Mortgage Association.......             24               1            ---                25
Collateralized Mortgage Obligations:
 Federal Home Loan Mortgage Corporation......        117,622           1,323           (92)           118,853
 Federal National Mortgage Association.......        232,381           5,261            ---           237,642
                                                  ----------        --------       -------         ----------
TOTAL MORTGAGE-BACKED AND RELATED
 SECURITIES..................................     $  406,399        $  8,064       $   (93)        $  414,370
                                                  ==========        ========       =======         ==========

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (Unaudited)

The amortized cost and estimated market value of investment securities available-for-sale by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.




Contractual maturities are as follows:               December 31, 1996
                                             -------------------------------
                                                                   Estimated
                                                Amortized           Market
                                                  Cost               Value
                                             ------------       ------------
                                                       (In thousands)
AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
Due in one year or less....................  $     83,706       $     83,882
Due after one year through five years......       129,328            129,303
Due after five years through ten years.....        10,505             10,518
Due after ten years........................        43,404             47,109
                                             ------------       ------------
                                             $    266,943       $    270,812
                                             ============       ============

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in annual reports or press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, various words or phrases are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. SUCH FORWARD-LOOKING STATEMENTS INCLUDE WORDS AND PHRASES SUCH AS, "WILL LIKELY RESULT," "ARE EXPECTED TO," "WILL CONTINUE," "IS ANTICIPATED," "ESTIMATE," "PROJECT" OR SIMILAR EXPRESSIONS AND VARIOUS OTHER STATEMENTS INDICATED HEREIN WITH AN ASTERISK AFTER SUCH STATEMENTS. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: (i) general market rates, (ii) general economic conditions, (iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios,
(vi) demand for loan products, (vii) deposit flows, (viii) competition, (ix) demand for financial services in the Company's markets, and (x) changes in accounting principles, policies or guidelines.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

RESULTS OF OPERATIONS

NET INCOME. Net income for the three months ended December 31, 1996 increased $5.7 million or 69.4% to $14.0 million, compared to $8.3 million for the three months ended December 31, 1995. Earnings per share increased from $0.86 to $1.51 over the same periods. Net income for the six months ended December 31, 1996, before a first quarter one-time after-tax charge of $7.9 million or 86 cents per share for an FDIC special assessment, increased $9.4 million or 61.3% to $24.8 million from $15.4 million compared to the six months ended December 31, 1995. Earnings per share without the special assessment increased from $1.60 to $2.68 per share over the same six month periods. Including the after-tax effect of the non-recurring charge for the FDIC special assessment of $7.9 million, net income was $16.9 million and earnings per share was $1.82 for the six months ended December 31, 1996. See "Recent Regulatory Developments" for a further discussion of the industry-wide FDIC special assessment.

The major components of these increases in earnings for the three and six month periods, excluding the effects of the FDIC special assessment, are discussed in the following paragraphs and generally include: (i) increases of $3.4 million and $6.6 million, respectively, in net interest income; (ii) decreases of $1.1 million and $1.8 million, respectively, in the provision for loan and lease losses; (iii) increases of $0.1 million and $1.1 million, respectively, in non-interest income; (iv) decreases of $3.2 million and $3.9 million in non-interest expenses, due to a pre-tax FDIC insurance premium refund of $1.3 million recognized in the quarter ended December 31, 1996; partially offset by
(v) increases of $2.0 million and $3.9 million in income tax expense.

NET INTEREST INCOME. Net interest income increased $3.4 million and $6.6 million, respectively, for the three and six months ended December 31, 1996 compared to the same periods in the prior year. The net interest margin increased to 3.79% from 3.69% and to 3.77% from 3.69%, respectively, for the periods. The interest rate spread increased to 2.94% from 2.70%, and to 2.92% from 2.69% during the same periods. The increases in margin and spread were due primarily to 19 and 18 basis point increases in the average yield on loans and 7 and 5 basis point decreases in the average cost of interest-bearing liabilities. The increase in margin and spread was partially offset by the Bank's purchase of two Bank-owned life insurance policies in October 1995 and July 1996 for $25.0 million each. The Company sold securities available-for-sale to fund such purchases, thereby, effectively transferring the amount of the purchase price of such policies out of interest-earning assets. Growth in the average balances from the three and six months ended December 31, 1995 to the three and six months ended December 31, 1996 were $259.4 million and $256.9 million, respectively, for interest-earning assets and $295.9 and $293.3 million, respectively, for interest-bearing liabilities.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Total interest income increased $6.7 million and $13.3 million for the three and six months ended December 31, 1996, respectively. The increases were primarily the result of increases in interest income on loans and leases and, to a lesser extent, mortgage-backed and related securities. The increases in average interest-earning assets combined with 17 and 18 basis point increases in the yield on interest-earning assets due to adjustments in adjustable rate mortgage loans and additions to longer-term fixed rate loan portfolios, resulted in the overall increases in interest income.

Total interest expense increased $3.2 million and $6.7 million, respectively, for the three and six months ended December 31, 1996 compared to the same periods last year. The increases were attributable to $295.9 million and $293.3 million increases in average interest-bearing liabilities for the three and six months ended December 31, 1996, respectively, partially offset by 7 and 5 basis point decreases in the cost of interest-bearing liabilities. The increase in average interest-bearing liabilities for the three and six month periods included growth in borrowings of $196.3 million and $197.2 million, respectively, and increases in deposits of $100.9 million and $98.1 million, respectively. Brokered deposits accounted for $55.4 million and $41.7 million, respectively, of the deposit increases. Borrowings and brokered deposits have been used to facilitate the Company's growth, and are part of a longer-term plan to leverage the Company's capital to facilitate an increase in net income and return on equity.* For the three and six month periods, the average cost of borrowings decreased 31 and 37 basis points, respectively, and the average cost of deposits decreased 9 and 6 basis points, respectively, in accordance with market rate declines over those same periods.

For further information on average balances, rates, spreads and the net interest margin see the "Average Balance Sheet".

PROVISION FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses decreased $1.1 million and $1.8 million, respectively, for the three and six months ended December 31, 1996, compared to the similar periods the previous year, reflecting continued low net charge-offs and non-performing loan ratios. Charge-offs exceeded recoveries by only $133,000 for each of the first two quarters of the current fiscal year. The allowance for loan and lease losses represented 1.47% of gross loans and leases receivable at both December 31, 1996 and December 31, 1995, and 1041.92% and 987.52% of non-performing loans, respectively, for the same periods.

NON-INTEREST INCOME.   Non-interest  income increased $0.1 million and $1.1
million for the three and six month periods ended December 31, 1996, respectively, as compared to the same periods the previous year. Both increases were primarily the result of increases of $0.4 million and $1.2 million, respectively, in income from the increase in cash surrender values on $50.0 million of single premium bank-owned life insurance policies purchased in October 1995 and July 1996. Insurance and annuity commissions increased $0.2 million and $0.3 million, respectively, from the comparable three and six month periods the prior year. Other income increased $0.4 million for the six month period due to gains on disposals of fixed assets of $0.2 million and $0.2 million of increased lease rental income. Partially offsetting those increases for the three and six month periods were decreases of $0.5 million and $0.7 million, respectively, in gains on sales of loans held-for-sale. Loan sales decreased almost 50% from the same periods in the previous year as the Bank retained more fixed rate loans in the current fiscal year to facilitate portfolio growth.

NON-INTEREST EXPENSE. Non-interest expense, excluding the $13.2 million pre-tax non-recurring charge for the FDIC special assessment expensed in September 1996, decreased $3.2 million and $3.9 million for the three and six months ended December 31, 1996 compared to the same periods the prior year.
The primary reasons for the decreases for the three and six month periods include: (i) a decrease of $1.2 million to $0 in FDIC premiums for the second quarter, due to an FDIC refund recognized in the quarter ended December 31, 1996; (ii) decreases of $0.5 million and $1.5 million, respectively, in compensation and employee benefits; (iii) decreases in professional fees and other expenses combined of $0.7 million and $0.9 million, respectively, mostly for accruals and expenses related to litigation, and (iv) decreases of $0.8
million and $0.5 million, respectively, in marketing expense.   The decrease in
compensation and employee benefits was due to the elimination of $0.9 million in quarterly expense from the amortization of the Bank Incentive Plan (BIP) which was completed in December 1995. Marketing expenses were higher in the prior year due to the kick-off of a new "Lifetime Bank" campaign.

The FDIC special assessment was a $13.2 million pre-tax, or $7.9 million after-tax, non-recurring expense recognized in the quarter ended September 30, 1996 to recapitalize the Savings Association Insurance Fund ("SAIF") of the FDIC. As a result of the recapitalization, the Bank also received a refund of its FDIC premium in the amount of $1.3 million pre-tax, for the three months ended December 31, 1996. For a further discussion see "Recent Regulatory Developments."

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


INCOME TAX EXPENSE. Income tax expense, excluding the benefit for the FDIC special assessment charge, increased $2.0 million and $3.9 million for the three and six months ended December 31, 1996 compared to the same periods the previous year. Including the non-recurring charge for the FDIC special assessment, income tax expense decreased $1.3 million for the six month period ended December 31, 1996. The increase for the three month period was mostly due to the higher pre-tax income and the decrease for the six month period was largely the result of lower pre-tax income due to the FDIC special assessment
expensed in the first quarter.   Income tax expense for both periods also was
offset by higher non-taxable income than the previous year and the recognition of certain deferred state income tax benefits.

AVERAGE BALANCE SHEET

The following tables set forth certain information relating to the Company's unaudited consolidated statements of financial condition and the unaudited consolidated statements of income for the three and six months ended December 31, 1996 and 1995 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-bearing assets or liabilities, respectively, for the periods shown. Average balances are derived principally from average daily balances and include non-accruing loans. The yields and costs include fees which are considered adjustments to yields. Interest income on non-accruing loans is reflected in the period it is collected and not in the period it is earned. Such amounts are not material to net interest income or net change in net interest income in any period. Interest income and average yield on tax-exempt securities available-for-sale and held-to-maturity are presented on a before tax-equivalent basis, applying a federal income tax rate of 35%.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS




AVERAGE BALANCE SHEET                                                  THREE MONTHS ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------------------
                                                            1996                                       1995
                                           --------------------------------------         -----------------------------------
                                               Average                  Average           Average                   Average
                                               Balance       Interest  Yield/Cost         Balance       Interest   Yield/Cost
                                           ------------   -----------  ----------         -------    -----------   ----------
                                                                          (Dollars in thousands)
ASSETS:
FHLB deposits and other interest
    bearing deposits....................   $     14,500   $       210        5.79%    $      5,561   $        80        5.78%
Loans held-for-sale.....................         25,155           439        6.98           32,972           503        6.10
Securities available-for-sale:
 Securities-taxable.....................        255,721         4,177        6.53          213,358         3,309        6.20
 Securities-tax-exempt..................         42,831           668        6.24           64,574           983        6.09
 Mortgage-backed and related
  securities............................        348,103         6,063        6.97          232,894         4,353        7.48
Securities held-to-maturity:
 Securities-taxable.....................            ---           ---         ---           65,760           996        6.06
 Securities-tax-exempt..................            ---           ---         ---           25,035           377        6.03
 Mortgage-backed and related
  securities............................            ---           ---         ---           23,219           418        7.20
Loans and leases........................      2,712,103        55,735        8.22        2,478,386        49,783        8.03
FHLB stock..............................         22,631           398        7.03           19,881           351        7.06
                                           ------------   -----------       -----     ------------   -----------       -----
Total interest-earning assets...........   $  3,421,044   $    67,690        7.91%    $  3,161,640   $    61,153        7.74%
Cash and non-interest-bearing deposits..         31,758                                     31,229
Bank-owned life insurance...............         51,976                                     21,822
Allowance for loan losses...............        (40,983)                                   (36,238)
Deferred fees and other.................           (220)                                      (316)
Other non-interest-earning assets.......         95,939                                     96,914
                                           ------------                               ------------
 Total assets...........................   $  3,559,514                               $  3,275,051
                                           ============                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits................................   $  2,207,252   $    26,703        4.84%    $  2,106,336   $    25,956        4.93%
Borrowings..............................        581,163         8,218        5.66          384,868         5,745        5.97
Advances from borrowers for taxes and
 insurance..............................         44,936           314        2.80           46,290           292        2.52
                                           ------------   -----------       -----     ------------  ------------       -----
 Total interest-bearing liabilities.....   $  2,833,351   $    35,235        4.97%    $  2,537,494   $    31,993        5.04%
Non-interest-bearing demand account.....         71,060                                     74,863
Other liabilities.......................         91,771                                     95,558
Stockholders' equity....................        563,332                                    567,136
                                           ------------                               ------------
 Total liabilities and stockholders'
 equity.................................   $  3,559,514                               $  3,275,051
                                           ============                               ============

Interest spread.........................                                     2.94%                                      2.70%
                                                                            =====                                      =====
Net interest income.....................                  $    32,455                                $    29,160
Net interest margin (net yield on                         ============                               ============
 interest-earning assets)...............                                    $3.79%(1)                                   3.69%(1)
Average interest-earning assets to                                        =======                                    =======
 average interest-bearing liabilities...                                   120.74%                                    124.60%
                                                                          =======                                    =======


---------------
(1) If single premium Bank-owned life insurance was considered an interest-earning asset, net interest margins would have been 3.87% and 3.72% for the three months ended December 31, 1996 and 1995, respectively.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS




AVERAGE BALANCE SHEET                                                    SIX MONTHS ENDED DECEMBER 31,
                                              -------------------------------------------------------------------------------
                                                                 1996                                   1995
                                              --------------------------------------     ------------------------------------
                                              AVERAGE                      AVERAGE       AVERAGE                    AVERAGE
                                              BALANCE       INTEREST     YIELD/COST      BALANCE     INTEREST      YIELD/COST
                                              -------       --------     -----------     -------     --------      ----------
                                                                            (Dollars in thousands)
ASSETS:
FHLB deposits and other interest
 bearing deposits.......................   $      9,514     $      270        5.68%    $      5,064  $       146        5.78%
Loans held-for-sale.....................         26,415            870        6.59           36,436        1,166        6.40
Securities available-for-sale:
 Securities-taxable.....................        262,753          8,756        6.66          173,879        5,591        6.43
 Securities-tax-exempt..................         48,009          1,483        6.18           65,204        1,970        6.04
 Mortgage-backed and related
 securities.............................        335,619         11,685        6.96          215,399        8,101        7.52
Securities held-to-maturity:
 Securities-taxable.....................            ---            ---         ---          101,837        2,898        5.69
 Securities-tax-exempt..................            ---            ---         ---           31,818          939        5.90
 Mortgage-backed and related
 securities.............................            ---            ---         ---           29,986        1,029        6.86
Loans and leases........................      2,664,254        109,057        8.19        2,432,742       97,489        8.01
FHLB stock..............................         22,628            783        6.92           19,881          689        6.93
                                           ------------     ----------     -------     ------------  -----------     -------
Total interest-earning assets...........   $  3,369,192     $  132,904        7.89%    $  3,112,246  $   120,018        7.71%
Cash and non-interest-bearing deposits..         31,251                                      30,090
Bank-owned life insurance...............         51,062                                      10,911
Allowance for loan losses...............        (40,565)                                    (35,356)
Deferred fees and other.................           (227)                                       (404)
Other non-interest-earning assets.......         95,036                                      95,955
                                           ------------                                ------------
 Total assets...........................   $  3,505,749                                $  3,213,442
                                           ============                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits................................   $  2,176,746     $   52,655        4.84%    $  2,078,602  $    50,882        4.90%
Borrowings..............................        570,123         16,120        5.65          372,958       11,221        6.02
Advances from borrowers for taxes and
 insurance..............................         42,916            574        2.68           44,949          569        2.53
                                           ------------     ----------     -------     ------------  -----------     -------
 Total interest-bearing liabilities.....   $  2,789,785     $   69,349        4.97%    $  2,496,509  $    62,672        5.02%
Non-interest-bearing demand account.....         69,774                                      71,807
Other liabilities.......................         82,739                                      83,211
Stockholders' equity....................        563,451                                     561,915
                                           ------------                               -------------
 Total liabilities and stockholders'
 equity.................................   $  3,505,749                                $  3,213,442
                                           ============                                ============
Interest spread.........................                                      2.92%                                     2.69%
                                                                           =======                                   =======
Net interest income.....................                    $   63,555                               $    57,346
                                                            ==========                               ===========
Net interest margin (net yield on
 interest-earning assets)...............                                      3.77%(1)                                  3.69%(1)
                                                                           =======                                   =======
Average interest-earning assets to......
 average interest-bearing liabilities...                                    120.77%                                   124.66%
                                                                           =======                                   =======


-----------------------------

(1) If single premium Bank-owned life insurance was considered an interest-earning asset, the net interest margins would have been 3.85% and 3.70% for the six months ended December 31, 1996 and 1995, respectively.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION. The Company's total assets increased $220.6 million to $3.658 billion at December 31, 1996 from $3.437 billion at June 30, 1996. The Company's ratio of stockholders' equity to total assets was 15.53% at December 31, 1996 compared to 16.26% at June 30, 1996.

Securities available-for-sale are reflected at market value. While securities available-for-sale increased only $547,000 to $685.2 million at December 31, 1996 from $684.6 million at June 30, 1996, the portfolio mix changed significantly with an increase of $82.0 million of Collateralized Mortgage Obligations (CMOs) and a similar decrease in investment securities.

The Company held approximately $356.5 million in CMOs at December 31, 1996 compared to $269.9 million at June 30, 1996. This growth is part of a long-term plan to leverage the Company's capital to facilitate an increase in net
income.*   In accordance with Company policy, each individual CMO security represents less than 1% of the Company's total assets and, prior to purchase, was determined not to be a "high risk" mortgage security as defined by the FDIC. The Company's CMOs are issued by government agencies and are tested quarterly to ensure they continue not to be high risk.

Loans and leases, net, increased $164.8 million to $2.698 billion at December 31, 1996 from $2.534 billion at June 30, 1996. The increase was primarily in residential one-to-four-family, multi-family and home equity mortgage loans, and was funded with increased deposits and borrowings.

The Company emphasizes high asset quality in both its investment portfolio and its lending activities. Non-performing assets were 0.11% of total assets at both December 31, 1996 and June 30, 1996. There were net loan charge-offs of $0.3 million during the six months ended December 31, 1996. None of the Company's investment or mortgage-backed and related securities were categorized as non-performing assets at December 31, 1996.

In July 1996, the Company sold securities to fund the purchase of a second $25.0 million of single premium Bank-owned life insurance on its officers. Increases in the cash surrender value are reported in non-interest income. The Company is utilizing this vehicle because of its attractive tax-equivalent return and intends to use proceeds from the policy benefits to fund and offset future employee benefit costs.*

Deposits increased $83.7 million to $2.284 billion at December 31, 1996 from $2.200 billion at June 30, 1996. The increase was primarily due to brokered money market deposits which increased $78.2 million. Total deposits include $434.8 million of brokered money market deposits, representing 19.0% of total deposits at December 31, 1996 compared to 16.2% of total deposits at June 30, 1996.

Borrowings increased $135.1 million to $700.0 million at December 31, 1996 from $564.9 million at June 30, 1996. As of December 31, 1996 and June 30, 1996, FHLB advances accounted for $457.0 million and $309.9 million and federal funds purchased accounted for $243.0 million and $255.0 million of total borrowings, respectively. Borrowings are used to supplement deposits to fund growth in investments and loans. This growth is part of a long-term plan to leverage the Company's capital to facilitate an increase in net income.*

ASSET/LIABILITY MANAGEMENT

To manage vulnerability to interest rate changes, management closely monitors the Company's interest rate risk position. The Company seeks to enhance its income while managing its interest rate risk primarily through the structuring of its balance sheet in order to reduce its vulnerability to changes in interest rates. Although the Company's assets and liabilities maturing and repricing within one year are relatively well-matched with a cumulative negative gap ratio as of December 31, 1996 of 6.29%, a cumulative negative gap ratio of 23.43% and 15.67% existed at three and six months as of December 31, 1996, respectively.


The following Asset/Liability Management Schedule sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996, which are anticipated by the Company to mature or reprice in each of the periods shown, based on the information and assumptions set forth in the notes below. This table does not reflect the impact of any hedging activity or financial techniques utilized by the Company to mitigate interest rate risk, because it would not have a material effect on the Company's "gap" position.* Certain shortcomings are inherent in the method of analysis presented in the following table. For

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in varying degrees to changes in market interest rates.* The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets or liabilities may lag behind changes in market rates.* Additionally, certain assets, such as ARM loans and mortgage-backed and related securities, have features which restrict changes in interest rates on a short-term basis and over the life of the asset such as 1% annual caps and lifetime caps. Also, the proportion of ARM loans and mortgage-backed and related securities in the Company's portfolios could decrease in future periods if market interest rates remain at or decrease below current levels due to the exercise of conversion options and refinancing activity.* While prepayments of loans have been estimated based on current market interest rates, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table.*


At December 31, 1996, total interest-bearing liabilities maturing or repricing within three months exceeded total interest-earning assets maturing or repricing in the same period by $856.9 million, representing a negative cumulative three month gap ratio of 23.43%, compared to a negative $866.5 million and a negative 25.21%, respectively, as of June 30, 1996. The six month cumulative gap and gap ratio are, respectively, a negative $573.3 million and a negative 15.67% at December 31, 1996, compared to a negative $620.6 million and a negative 18.06% at June 30, 1996. The one year cumulative gap and gap ratio are, respectively, a negative $230.2 million and a negative 6.29% at December 31, 1996, compared to a negative $251.6 million and a negative 7.32% at June 30, 1996. The Company extends the maturities of its borrowed funds and deposits as opportunities arise.* These efforts, as well as increases in the variable rate home equity loans portfolio have offset the effect on the one year gap of brokered insured money market deposit account increases, thereby causing a decrease in the one year cumulative negative gap.*


The Company's negative gap position indicates more liabilities will reprice within one year than assets and the Company may generally benefit in the short-term from a decline in interest rates.* When interest rates first decline, the lag in the downward adjustment in the ARM loan yields will have a short-term positive effect; however, should the decline in interest rates accelerate or such rate environment be prolonged, the Company's loan and mortgage-backed securities portfolios may experience an increase in prepayments which would result in lower yields or a decrease in balances.* During periods of rising interest rates, not only will liabilities reprice more quickly, based on the "gap," but increases in the yield on interest-earning assets may occur with a lag and to a lesser extent than may be anticipated from the gap ratio due to the structuring of the Company's one-year ARM loans utilizing "Cost of
Funds Indices" and 1% annual caps.*   Accordingly, the Company may be adversely
affected by rising interest rates as the lag effect of the "Cost of Funds Indices" causes the yields on the ARM loans to not increase even though general interest rates begin to rise.* In addition, rising interest rates may cause the Company to experience a decrease in prepayments on loans and mortgage-backed securities from that used in calculating the "gap" which would result in fewer funds available to reinvest at the higher rates.*

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ASSET/LIABILITY MANAGEMENT SCHEDULE



                                                                                                  AT DECEMBER 31, 1996
                                                  ----------------------------------------------------------------------------------
                                                                                                  REPRICING OR MATURING
                                                  ----------------------------------------------------------------------------------
                                                              MORE THAN     MORE THAN
                                                                THREE         SIX         MORE THAN
                                                WITHIN        MONTHS TO      MONTHS       ONE YEAR      OVER
                                                THREE            SIX         TO ONE       TO FIVE       FIVE
                                                MONTHS          MONTHS        YEAR         YEARS        YEARS           TOTAL
                                              ----------     ----------     --------      --------      ------          -----

                                                                            (In thousands)         (In thousands)
INTEREST-EARNING ASSETS: (1)
Mortgage loans: (2)
  Fixed....................................   $   22,217     $   24,536  $     50,511     $ 210,668   $  146,925     $    454,857
  Adjustable...............................      325,717        417,123       566,430       346,562          ---        1,655,832
  Home equity..............................      222,701         21,454        40,223       146,266       43,071          473,715
Commercial loans (2) ......................       34,163          3,119         6,395        22,068          ---           65,745
Consumer loans (2) ........................       10,155          4,571         5,572         9,638           29           29,965
Leases receivable (2) .....................        1,504          1,181         1,948         6,418        7,166           18,217
Loans held-for-sale .......................       33,052            ---           ---           ---          ---           33,052
Investment securities available-for-sale:
  Mutual Funds .............................      18,534            ---           ---           ---          ---           18,534
  U.S. Treasury securities and
    obligations of  U.S. Gov't
    corporations and agencies...............       3,435            ---           ---        78,674       11,343           93,452
  Municipal bonds...........................       5,100            ---         5,248        32,351          ---           42,699
  Corporate debt securities.................      35,018         20,154        10,175        50,630          ---          115,977
  Mortgage-backed and related
  securities................................     384,729          1,326         2,488        13,746       12,081          414,370
  Other.....................................         ---            ---           ---           ---          150              150
Other assets:
  Interest-bearing deposits.................      50,977            ---           ---           ---          ---           50,977
  FHLB stock................................         ---            ---           ---           ---       22,951           22,951
                                              ----------     ----------  ------------     ---------   ----------     ------------
    TOTAL INTEREST-EARNING ASSETS...........  $1,147,302     $  493,464  $    688,990     $ 917,021   $  243,716     $  3,490,493
                                              ==========     ==========  ============     =========   ==========     ============
INTEREST-BEARING LIABILITIES: (1)
Deposits: (3)
   Interest-bearing demand accounts .......   $   92,313     $      ---  $        ---     $     ---   $      ---     $     92,313
   Money market accounts...................      701,873            ---           ---           ---          ---          701,873
   Passbook accounts.......................      278,720            ---           ---           ---          ---          278,720
   Certificates of deposit.................      273,324        209,639       295,874       379,955          324        1,159,116
Borrowings:
  Advances and other borrowings............      648,605            163        50,000           485          772          700,025
  Advances from borrowers for taxes
   and insurance ..........................        9,396            ---           ---           ---          ---            9,396
                                              ----------     ----------  ------------     ---------   ----------     ------------
   TOTAL INTEREST-BEARING LIABILITIES         $2,004,231     $  209,802  $    345,874     $ 380,440   $    1,096     $  2,941,443
                                              ==========     ==========  ============     =========   ==========     ============
Excess (deficiency) of interest-earning
  assets over interest-bearing liabilities    $ (856,929)    $  283,662  $    343,116     $ 536,581   $  242,620     $    549,050
                                              ==========     ==========  ============     =========   ==========     ============
Cumulative excess (deficiency) of
  interest-earning assets over interest-
  bearing liabilities.....................    $ (856,929)    $ (573,267) $   (230,151)    $ 306,430   $  549,050
                                              ==========     ==========  ============     =========   ==========
Cumulative excess (deficiency) of
  interest-earning assets over interest-
  bearing liabilities as a percent of total
  assets ..................................       (23.43)%       (15.67)%       (6.29)%        8.38%       15.01%
                                              ==========     ==========  ============    ==========    ==========
Total assets for above ratios..............   $3,657,959    $ 3,657,959  $  3,657,959    $3,657,959    $3,657,959
                                              ==========     ==========  ============    ==========    ==========


(Notes on following page)

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



Notes to Asset/Liability Management Schedule


(1) Adjustable and floating-rate assets and liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization, in each case adjusted to take into account estimated prepayments based on the Company's historical prepayment statistics. For home equity and mortgage loans and mortgage-backed securities, annual prepayment rates ranging from 5% to 28% were used.


(2) Balances have been reduced for undisbursed loan proceeds, unearned discounts, deferred loan fees and allowances for loan losses, which aggregated $85.2 million at December 31, 1996.


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


The Company's most liquid assets are cash, interest-bearing and non-interest-bearing bank balances, loans held for sale and securities available-for-sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. These assets totaled $801.9 million and $768.7 million at December 31, 1996 and June 30, 1996, respectively. The Company's ratio of these assets to total deposits was 35.1% and 34.9% at December 31, 1996 and June 30, 1996, respectively.


The primary investing activity of the Company is the origination of loans. The Company originates fixed- and adjustable-rate residential, multi-family and commercial mortgage loans, non-mortgage commercial loans and consumer loans. During the six months ended December 31, 1996 and 1995, the Company originated loans and leases totaling $530.8 million and $545.2 million, respectively, purchased loans totaling $22.1 million and $20.9 million, respectively, and sold loans totaling $89.9 million and $174.2 million, respectively. Loan sales decreased significantly during the six months ended December 31, 1996 compared to the same period the previous year as the Company retained more fixed rate loans in the current fiscal year to facilitate portfolio growth.


During the six months ended December 31, 1996 and 1995, the Company received principal repayments on loans and leases totaling $310.5 million and $282.1 million, respectively, and principal repayments on mortgage-backed and related securities of $5.5 million and $6.7 million, respectively.


The Company experienced net increases in deposits of $83.7 million and $88.3 million for the six months ended December 31, 1996 and 1995, respectively. Brokered money market deposits represented $78.2 million of the increase for the six months ended December 31, 1996 and $29.9 million of the increase for the six months ended December 31, 1995. All of the Company's brokered deposits are in money market accounts. The level of deposit inflows during any given period is heavily influenced by factors such as the general level of short- and long-term interest rates in the economy, as well as alternative yields that investors may obtain on competing investment instruments such as money market mutual funds. Deposits continue to be the Company's primary funding source supplemented by borrowings.*


Certificates of deposit which are scheduled to mature in one year or less at December 31, 1996 totaled $778.8 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Company.*

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains provisions for capital standards that require banks to have a minimum 3% leverage ratio (Tier I capital to adjusted total assets), a minimum 4% Tier I capital to risk-weighted assets ratio and a minimum 8% qualifying total capital to risk-weighted assets ratio. The Bank's regulatory capital exceeds all minimum standards required under FDICIA.


A summary of the Bank's regulatory capital amounts are as follows:




                                                                                            December 31,                 June 30,
                                                                                                1996                       1996
                                                                                           -------------             -------------
                                                                                                    (Dollars in thousands)
Risk-based capital:
 Equity..........................................................................          $     436,986             $     419,660
 Less goodwill and other intangibles.............................................                    ---                       ---
 Less unrealized gain on available-for-sale securities, net of tax...............                 (7,738)                   (6,767)
                                                                                           -------------             -------------
Total Tier I capital.............................................................                429,248                   412,893
Allowable allowance for loan and lease losses (Tier II capital)..................                 31,952                    30,264
                                                                                           -------------             -------------
Qualifying total capital.........................................................          $     461,200             $     443,157
                                                                                           =============             =============
Risk-weighted assets.............................................................          $   2,547,339             $   2,411,582
                                                                                           =============             =============
 Tier I leverage ratio...........................................................                  12.38%                    12.72%
                                                                                           =============             =============
 Tier I capital to risk-weighted assets..........................................                  16.85%                    17.12%
                                                                                           =============             =============
 Qualifying total capital to risk-weighted assets................................                  18.11%                    18.38%
                                                                                           =============             =============

RECENT REGULATORY DEVELOPMENTS


Deposits of the Bank currently are insured to applicable limits by the FDIC under the Savings Associations Insurance Fund ("SAIF"). The FDIC also insures commercial bank deposits under the Bank Insurance Fund ("BIF"). Premium levels are set in order to permit the funds to be capitalized at a level equal to 1.25% of total fund deposits. Assessment rate changes made in 1995 created a deposit insurance premium disparity between the two funds. While most BIF members were paying only a nominal $2,000 annual premium, SAIF members were paying average rates of 23.4 basis points of deposits.


On September 30, 1996, Congress passed legislation to address the deposit insurance premium disparity. The "Deposit Insurance Funds Act of 1996" (the "DIF Act") included as part of an Omnibus Appropriations Bill, directed the FDIC to impose a special assessment on SAIF-assessable deposits at a rate that would cause the SAIF to achieve its designated reserve ratio of 1.25% of SAIF-insured deposits as of October 1, 1996. The DIF Act required that the special assessment be applied against the SAIF-assessable deposits held by institutions as of March 31, 1995. Pursuant to a final rule issued by the FDIC on October 16, 1996, the special assessment rate was determined to be 65.7 basis points. This one-time special assessment fully capitalized the SAIF and was collected on November 27, 1996.

The amount of the assessment to the Bank was $13.2 million dollars. The special assessment was recorded on September 30, 1996 and had the effect of reducing the Bank's earnings and capital by the after-tax amount of the assessment as of the date of enactment, which was $7.9 million or 86 cents per share. As described below, with the recapitalization of the SAIF, it is currently anticipated that BIF and SAIF regular deposit insurance premiums will be comparable and FDIC premium expense is expected to therefore be reduced in future periods.* The DIF Act also imposes a separate assessment on both BIF and SAIF member institutions related to the retirement of certain bond obligations, which such assessments, as explained below, will be imposed at a greater rate on SAIF institutions for a three year period beginning January 1, 1997.


The FDIC published a final rule on December 24, 1996, establishing a permanent base assessment schedule for the SAIF and setting assessment rates at a range of 4 to 31 basis points. The rule provides for an adjusted assessment schedule reducing these rates by 4 basis points to reflect current conditions, producing an effective SAIF assessment range of 0 to 27 basis points beginning October 1, 1996. This assessment range is comparable to the current schedule for BIF-institutions. A special interim rate schedule ranging from 18 to 27 basis points applied to SAIF member savings associations for the last quarter of calendar year 1996, reflecting the fact that assessments related to certain bond obligations of the Financial Corporation ("FICO"), which were issued to resolve the savings and loan crisis in the 1980's, was included in the SAIF rates for these institutions during that period. Because the Bank is a "Sasser bank" (a bank that converted its charter from a savings association to a savings bank, yet remained a SAIF member in accordance with the so-called "Sasser Amendment"), it was not assessed this interim rate and received a one-time credit in the amount of $0.8 million after-tax or $0.08 per share, for its entire FDIC premium for the quarter ended December 31, 1996.


The DIF Act addresses other matters which will affect the Bank. The FICO obligations will be shared by all insured depository institutions beginning after December 31, 1996. This obligation had previously been the sole responsibility of SAIF-insured institutions and had been funded through SAIF assessments. The DIF Act eliminated the statutory link between FICO's assessments and amounts authorized to be assessed by the SAIF, effective January 1, 1997. All insured institutions will pay an annual assessment to fund interest payments on the FICO bonds. Beginning in 1997, BIF-member institutions will pay one-fifth the rate to be paid by SAIF members, for the first three years. The annual FICO assessment is 1.3 and 6.5 basis points of deposits for BIF and SAIF members, respectively. After January 1, 2000, BIF and SAIF members will share the FICO payments on a pro-rata basis, which is assessed at 2.4 basis points, until the bonds mature in 2017.


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



                          PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS


        In fiscal 1996, the Company entered into a settlement agreement with plaintiffs who filed a purported class action lawsuit against the Company, the Bank and the members of the Boards of Directors of the Company and the Bank. The settlement agreement was approved by the court on October 8, 1996, with the court also at that time certifying the plaintiff class for purposes of the settlement and ordering that all members of the class who had not excluded themselves were to receive settlement payments in accordance with the terms of the agreement. The action was filed in Cook County, Illinois in 1994 by two Illinois residents seeking to act as named plaintiffs for a plaintiff class and alleging fraud, misrepresentation and breach of fiduciary duties in connection with the Bank's 1992 charter conversion, the Bank's 1993 mutual to stock conversion, and the Company's 1994 proxy solicitation. Plaintiffs alleged that the purported class of depositors were prevented by the acts complained of from receiving all of the stock they subscribed for in the 1993 public offering. The defendants have vigorously contested the charges and the settlement agreement recognizes that defendants deny any wrong doing or liability. A $12.0 million settlement fund was established by or on behalf of the defendants and was divided (net of attorneys' fees and administrative expenses) among participating members of the class in accordance with the settlement agreement. The financial statement effects of the settlement have been taken for the fiscal year ended June 30, 1996.
        Due to the legal-related expense provisions taken in prior periods and $6.0 million in insurance coverage, the impact of the settlement on net income for the fiscal year ended June 30, 1996 was $2.7 million after tax or 28 cents per share.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held on October 23,
         1996.  There were 9,239,131 shares of Common Stock   which could be
         voted and 8,161,927 shares present at the meeting by the holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the results of the votes.




                                                                              Number of Votes
                                                                        ----------------------------
                                                                           For              Withheld
                                                                        ---------           --------
         Nominees for Director for Three-Year Term Expiring in 1999
         Robert A. Schaefer                                             8,057,984           103,943
         Gustav J. Dreyer, Jr.                                          8,046,541           115,386
         Arthur C. Meyer                                                8,041,992           119,935

                                                                           For     Against  Abstain
                                                                        ---------  -------  --------
         Ratification of appointment of KPMG Peat Marwick L.L.P. as
         independent auditor for fiscal year ending June 30, 1997       8,083,287  44,630    34,010

ITEM 5.  OTHER INFORMATION


         On January 22, 1997, the Board of Directors declared a quarterly cash dividend of 30 cents per share of Common Stock to be paid February 28, 1997, to shareholders of record as of February 14, 1997. The Company anticipates regular quarterly dividends will be paid.* The amount and appropriateness of future dividends will be based on earnings and market conditions, and will be reviewed quarterly by the Board of Directors.

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

         (b) No reports on Form 8-K were filed during the quarter for which this report was filed.

                                 EXHIBIT INDEX






EXHIBIT NO.                           DESCRIPTION
-----------                    -----------------------------------------------

     27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             SECURITY CAPITAL CORPORATION





Dated:    February 12, 1997               By:   /s/ Wm. G. Schuett Sr.
          -----------------               -------------------------------------
                                          Wm. G. Schuett, Sr., President and
                                          Chief Executive Officer



Dated:    February 12, 1997               By:   /s/ Roger D. Kamin
          -----------------               --------------------------------------
                                          Roger D. Kamin, Senior Vice President,
                                          CFO and Secretary/Treasurer