Form 10-Q
period 1997-03-31
SECURITY CAPITAL CORP /WI/
filed 1997-05-15
CIK 912243

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
    _____________________________________________________________________

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED MARCH 31, 1997

                       COMMISSION FILE NUMBER 0-22588


                        SECURITY CAPITAL CORPORATION
           (Exact name of registrant as specified in its charter)


          WISCONSIN                                              39-1766807
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


       184 WEST WISCONSIN AVENUE
             P.O. BOX 3097
         MILWAUKEE, WISCONSIN                                    53201-3097
----------------------------------------                    -------------------
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

THE NUMBER OF VOTING SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, $1.00 PAR VALUE PER SHARE, WAS 9,208,332 AT MAY 12, 1997.

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

                                  CONTENTS

                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements:

        Consolidated Statements of Financial Condition
          at March 31, 1997 (unaudited) and June 30, 1996 ...............   1

        Consolidated Statements of Income for the three and nine
          months ended March 31, 1997 and 1996 (unaudited) ..............   2

        Consolidated Statements of Changes in Stockholders' Equity
          for the nine months ended March 31, 1997 and 1996 (unaudited)..   3

        Consolidated Statements of Cash Flows for the nine months ended
          March 31, 1997 and 1996 (unaudited) ...........................   4

        Notes to Consolidated Financial Statements (unaudited) ..........   6

ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations .....................................   13



PART II - OTHER INFORMATION


ITEM 1. Legal Proceedings ...............................................   23

ITEM 2. Changes in Securities ...........................................   24

ITEM 3. Defaults Upon Senior Securities .................................   24

ITEM 4. Submission of Matters to a Vote of Security Holders .............   24

ITEM 5. Other Information ...............................................   24

ITEM 6. Exhibits and Reports on Form 8-K ................................   24



SIGNATURES ..............................................................   26



               SECURITY CAPITAL CORPORATION  AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION




                                                       MARCH 31,     JUNE 30,
                                                        1997          1996
                                                    ------------   ------------
                                                     (Unaudited)
                                                       (In thousands, except
                                                           per share data)
ASSETS
------
Cash and non-interest-bearing deposits.............   $   29,589     $   42,880
Interest-bearing deposits with banks...............          100            ---
Federal Home Loan Bank deposits....................        1,418            905
                                                      ----------     ----------
  Cash and cash equivalents........................       31,107         43,785
                                                      ----------     ----------
Loans held-for-sale................................       23,086         40,303
Securities available-for-sale, at market:
  Investment securities............................      282,512        352,187
  Mortgage-backed and related securities...........      409,969        332,448
Loans and leases, net..............................    2,734,054      2,533,534
Foreclosed properties..............................          352            289
Premises and equipment, net........................       24,358         24,399
Federal Home Loan Bank stock, at cost..............       26,196         22,624
Accrued interest receivable........................       19,106         19,903
Bank-owned life insurance..........................       52,621         25,988
Other assets.......................................       43,620         41,857
                                                      ----------     ----------
Total assets.......................................   $3,646,981     $3,437,317
                                                      ==========     ==========
LIABILITIES
-----------
Deposits...........................................   $2,314,743     $2,200,411
Borrowings.........................................      659,417        564,927
Advances from borrowers for taxes and insurance....       20,253         33,244
Other liabilities..................................       74,412         79,687
                                                      ----------     ----------
Total liabilities..................................    3,068,825      2,878,269
                                                      ----------     ----------

STOCKHOLDERS' EQUITY
--------------------
Common stock, $1.00 par value, 50,000,000 shares
  authorized, 10,810,000 shares issued and
  9,202,932 and 9,314,365 voting shares
  outstanding, respectively........................       10,810         10,810
Additional paid-in capital.........................      260,550        259,007
Retained earnings, substantially restricted........      402,010        377,836
Unrealized gain (loss) on securities
  available-for-sale, net of tax...................        6,420          6,269
Less:
  Common stock held for deferred compensation......       (3,449)        (3,415)
  Unearned ESOP compensation.......................      (14,187)       (15,132)
  Unearned restricted stock........................       (2,817)        (2,817)
  Treasury stock (1,607,068 shares and
    1,495,635 shares at cost, respectively)........      (81,181)       (73,510)
                                                      ----------     ----------
Total stockholders' equity.........................      578,156        559,048
                                                      ----------     ----------
Total liabilities and stockholders' equity.........   $3,646,981     $3,437,317
                                                      ==========     ==========

    See accompanying Notes to Unaudited Consolidated Financial Statements.

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)



                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                          MARCH 31,                        MARCH 31,
                                                                 ---------------------------    ----------------------------
                                                                    1997            1996            1997             1996
                                                                 ---------       ---------       ----------       ----------
                                                                              (In thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
 Loans and leases:
  Held for investment.........................................   $  56,247       $  49,823       $  165,009       $  146,965
  Held for sale...............................................         313             787            1,175            1,953
                                                                 ---------       ---------       ----------       ----------
   Total......................................................      56,560          50,610          166,184          148,918
                                                                 ---------       ---------       ----------       ----------
 Investments:
  Taxable income on securities................................       3,438           4,741           12,193           13,230
  Tax-exempt income on securities.............................         374             651            1,337            2,705
  Mortgage-backed securities..................................       7,112           4,935           18,798           14,065
  Dividends on FHLB and FHLMC stock...........................         409             328            1,192            1,017
  FHLB deposits and other interest income.....................         387              32              658              179
                                                                 ---------       ---------        ---------       ----------
Total interest and dividend income............................      68,280          61,297          200,362          180,114
                                                                 ---------       ---------        ---------       ----------
INTEREST EXPENSE:
 Deposits.....................................................      26,719          25,770           79,365           76,650
 Advances from borrowers for taxes and insurance..............          90              86              673              654
 Borrowings...................................................       9,469           6,410           25,589           17,631
                                                                 ---------        --------        ---------        ---------
Total interest expense........................................      36,278          32,266          105,627           94,935
                                                                 ---------        --------        ---------        ---------
Net interest income...........................................      32,002          29,031           94,735           85,179
Provision for loan and lease losses...........................          --           1,612            1,247            4,619
                                                                 ---------        --------        ---------        ---------
Net interest income after provision for loan and lease losses.      32,002          27,419           93,488           80,560
                                                                 ---------        --------        ---------        ---------
NON-INTEREST INCOME:
 Loan servicing fees and service charges......................       1,818           1,989            5,409            5,707
 Deposit service charges......................................         292             289              885              887
 Gain on sale of loans held for sale..........................         168             331              655            1,230
 Gain (loss) on sale of securities............................          --             (17)              12              (35)
 Insurance, mutual fund and annuity commissions...............       1,482           1,427            4,116            3,777
 Income from bank-owned life insurance........................         727             351            2,200              650
 Net (loss) income from operation of foreclosed properties....          (3)             15              (37)             (21)
 Other income, net............................................       1,356           1,099            3,783            3,334
                                                                 ---------        --------        ---------        ---------
Total non-interest income.....................................       5,840           5,484           17,023           15,529
                                                                 ---------        --------        ---------        ---------
NON-INTEREST EXPENSE:
 Compensation and employee benefits...........................       9,520           9,016           27,376           28,350
 Occupancy and premises, including depreciation...............       1,321           1,369            3,769            3,870
 Data processing..............................................         781             745            2,140            1,997
 Marketing....................................................       1,490           1,321            3,986            4,293
 Federal deposit insurance premiums...........................         372           1,245           14,868            3,623
 Furniture and equipment, including depreciation..............         650             675            1,961            1,966
 Professional fees............................................         602             710            1,865            2,302
 Other expenses...............................................       2,948           6,506            9,203           13,342
                                                                 ---------       ---------       ----------       ----------
Total non-interest expense....................................      17,684          21,587           65,168           59,743
                                                                 ---------       ---------       ----------       ----------
Income before income tax expense..............................      20,158          11,316           45,343           36,346
Income tax expense............................................       6,634           4,356           14,967           14,031
                                                                 ---------       ---------       ----------       ----------
 NET INCOME...................................................   $  13,524       $   6,960       $   30,376       $   22,315
                                                                 =========       =========       ==========       ==========
EARNINGS PER SHARE............................................   $    1.45       $    0.73       $     3.27       $     2.33
                                                                 =========       =========       ==========       ==========

    See accompanying Notes to Unaudited Consolidated Financial Statements.

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)



                                                 Common
                                                  Stock                                           Unrealized
                                                  Held                                             Gain on
                                       Add'l.      for     Unearned    Unearned                   Securities
                           Common     Paid-in   Deferred     ESOP     Restricted    Treasury      Available-   Retained
                            Stock     Capital     Comp.      Comp.       Stock        Stock        for-Sale    Earnings   Total
                           ------     -------   --------   --------   ----------  -------------   ----------   --------   -----
                                                                    (In thousands)
NINE MONTHS ENDED
MARCH 31, 1996
BALANCE AT JUNE 30,
 1995....................  $10,810   $257,377   $(3,144)   $(16,393)    $(4,600)      $(47,732)    $5,086    $349,432    $550,836
Net income...............      ---        ---       ---         ---         ---            ---        ---      22,315      22,315
Dividends paid $0.30 per
 share...................      ---        (39)      ---         ---         ---            ---        ---      (2,676)     (2,715)
Purchased 232,500 shares
 of treasury stock.......      ---        ---       ---         ---         ---        (12,817)       ---         ---     (12,817)
Amortization of unearned
compensation.............      ---      1,209       ---         945       1,782            ---        ---         ---       3,936
Purchase of common
 stock for deferred
 compensation............      ---        ---        (7)        ---         ---            ---        ---         ---          (7)
Issued 3,900 shares of
 treasury stock for
 options exercised.......      ---        ---       ---         ---         ---            148        ---         (50)         98
Unrealized gains on
 securities available-for-
 sale....................      ---        ---       ---         ---         ---            ---      2,884         ---       2,884
                           -------   --------   --------   --------     -------       --------     ------    --------    --------
BALANCE AT MARCH 31,
 1996....................  $10,810   $258,547   $ (3,151)  $(15,448)    $(2,818)      $(60,401)    $7,970    $369,021    $564,530
                           =======   ========   ========   ========     =======       ========     ======    ========    ========
NINE MONTHS ENDED
MARCH 31, 1997

BALANCE AT JUNE 30,
 1996....................  $10,810   $259,007   $ (3,415)  $(15,132)    $(2,817)      $(73,510)    $6,269    $377,836    $559,048
Net income...............      ---        ---        ---        ---         ---            ---        ---      30,376      30,376
Dividends paid $0.675 per
 share...................      ---       (102)       ---        ---         ---            ---        ---      (5,749)     (5,851)
Purchased 140,500 shares
 of treasury stock.......      ---        ---        ---        ---         ---         (8,855)       ---         ---      (8,855)
Amortization of unearned
compensation.............      ---      1,645        ---        945         ---            ---        ---         ---       2,590
Purchase of common
 stock for deferred
 compensation............      ---        ---        (34)       ---         ---            ---        ---         ---         (34)
Issued 13,800 shares of
 treasury stock for
 options exercised.......      ---        ---        ---        ---         ---          1,184        ---        (453)        731
Unrealized gains on
securities available-for-
sale.....................      ---        ---        ---        ---         ---            ---        151         ---         151
                           -------   --------   --------   --------     -------       --------     ------    --------    --------
BALANCE AT MARCH 31,
 1997                      $10,810   $260,550    $(3,449)  $(14,187)    $(2,817)      $(81,181)    $6,420    $402,010    $578,156
                           =======   ========   ========   ========     =======       ========     ======    ========    ========

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                             NINE MONTHS ENDED MARCH 31,
                                                                         -----------------------------------
                                                                             1997                   1996
                                                                         ------------           ------------
                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income............................................................. $   30,376             $   22,315
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization..........................................      2,796                  4,573
 Provisions for loan and lease losses...................................      1,247                  4,619
 Stock-based compensation expense.......................................      2,454                  3,936
 Net decrease (increase) in loans held for sale.........................     17,217                (17,765)
 Gain on sale of loans held-for-sale....................................       (655)                (1,230)
 Decrease in deferred income taxes......................................       (174)                (2,173)
 Decrease (increase) in other assets....................................     (1,763)               (10,813)
 Decrease in other liabilities..........................................     (5,275)                (5,003)
 Other, net.............................................................     (1,798)                 7,049
                                                                         -----------            -----------
Net cash provided by operating activities............................... $   44,425             $    5,508
                                                                         -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Maturities of securities available-for-sale............................ $   95,200             $  195,752
 Maturities of securities held-to-maturity..............................         --                 40,000
 Sale of securities available-for-sale..................................    103,013                 57,451
 Sale of securities held-to-maturity....................................         --                 35,760
 Purchase of securities available-for-sale..............................   (128,133)              (317,740)
 Maturities and repayments of mortgage-backed and related securities
  available-for-sale....................................................      8,986                  8,016
 Maturities and repayments of mortgage-backed and related securities
  held-to-maturity......................................................         --                  2,858
 Purchase of mortgage-backed and related securities available-for-sale..   (177,735)              (102,110)
 Sale of mortgage-backed and related securities available-for-sale......     90,413                  5,950
 Net increase in loans and leases.......................................   (202,422)               (93,850)
 Net (increase) decrease in foreclosed properties.......................        (63)                   588
 Net purchases of premises and equipment................................     (2,153)                (1,762)
 Funding of bank-owned life insurance...................................    (25,000)               (25,000)
 Funding of benefit plan trusts.........................................     (1,167)                  (204)
                                                                         -----------            -----------
Net cash used in investing activities................................... $ (239,061)            $ (194,291)
                                                                         -----------            -----------

    See accompanying Notes to Unaudited Consolidated Financial Statements

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (unaudited)

                                                                           NINE MONTHS ENDED MARCH 31,
                                                                           ---------------------------
                                                                              1997             1996
                                                                           ----------       ----------
                                                                                 (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits.............................................     $  114,332       $ 106,139
 Net decrease in advance payments by borrowers for taxes and
  insurance...........................................................        (12,991)        (16,439)
 Net increase in borrowings...........................................         94,490         119,567
 Treasury stock purchased net of shares reissued for
   options exercised..................................................         (8,124)        (12,817)
 Cash dividends.......................................................         (5,749)         (2,715)
                                                                           ----------       ---------
Net cash provided by financing activities.............................        181,958         193,735
                                                                           ----------       ---------

Net (decrease) increase in cash and cash equivalents..................        (12,678)          4,952

CASH AND CASH EQUIVALENTS:
 Beginning of period..................................................         43,785          35,725
                                                                           ----------       ---------
 End of period........................................................     $   31,107       $  40,677
                                                                           ==========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest............................................................        106,880          94,575
  Income taxes........................................................         13,850          18,447

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
 Transfer from loans to foreclosed properties.........................            836             484
 Mortgage loans securitized as mortgage-backed securities.............         20,052          73,595
 Financing of sales of foreclosed properties..........................             51             100
 Transfer of loans to held-for-sale...................................          1,486           2,329
 Unrealized gain on available-for-sale securities, net of tax.........            152           2,884
 Transfer of securities from held-to-maturity to available-for-sale...                        157,715

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

(2) Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire year ending June 30, 1997. Certain amounts in prior periods have been reclassified to conform with the fiscal 1997 presentation.

(3) Stock Options

    The following table represents a summary of stock option activity since June 30, 1996:


                                                   Number of
                                                    Shares            Option Price
                                                 ------------        ---------------
     Options outstanding at June 30, 1996.....     1,201,900         $25.00 to 61.00
     Granted..................................        10,000         $    59.25
     Exercised................................       (29,067)        $25.00 to 61.00
     Forfeited................................          (400)        $    61.00
                                                  -----------        ---------------
     Options outstanding at March 31, 1997....     1,182,433         $25.00 to 61.00
     Options exercisable on March 31, 1997....     1,112,233

     At March 31, 1997, there were options to purchase 71,100 shares available for future grant.

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

                                                                   CONTRACTUAL OR NOTIONAL AMOUNTS
                                                             ------------------------------------------
                                                                 MARCH 31,                 JUNE 30,
                                                                   1997                      1996
                                                             ----------------          ----------------
                                                                           (In thousands)
Financial instruments whose contractual amounts represent
 credit risk are as follows:
Commitments to extend credit...............................        $102,793                  $ 78,253
Commitments to sell loans under:
 Mandatory commitments.....................................           7,730                    18,533
 Standby commitments.......................................          46,617                    44,841
Unused and open-ended consumer lines of credit.............         195,323                   183,588

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(5) Changes in Accounting Policy

    On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement provides consistent standards for transfers and servicing of financial assets and extinguishment of liabilities based upon a financial components approach that focuses on control. The adoption had no impact on the Company's results of operations or financial position.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(6) Loans and Leases

    Loans and leases, net of participation interests sold, are summarized as follows:


                                                     MARCH 31, 1997                  JUNE 30, 1996
                                            -----------------------------   -----------------------------
                                                               PERCENT                         PERCENT         INCREASE
                                              AMOUNT           OF TOTAL         AMOUNT         OF TOTAL        (DECREASE)
                                            ----------       ------------   --------------   ------------     ------------
                                                                         (Dollars in thousands)
MORTGAGE LOANS:
 Residential one-to-four family ..........  $   1,379,294       49.05%      $   1,282,271        49.01%      $    97,023
 Residential multi-family ................        606,735       21.58             542,778        20.75            63,957
 Home equity .............................        504,361       17.94             433,897        16.58            70,464
 Commercial real estate ..................        134,986        4.80             138,498         5.29            (3,512)
 Residential construction (1) ............         54,909        1.95              66,171         2.53           (11,262)
 Commercial construction .................         11,046        0.39               8,324         0.32             2,722
                                            -------------     -------       -------------      -------        ----------
  TOTAL MORTGAGE LOANS ...................      2,691,331       95.71           2,471,939        94.48           219,392
                                            -------------     -------       -------------      -------        ----------
COMMERCIAL LOANS, NOT SECURED BY
 REAL  ESTATE ............................         68,291        2.43              77,258         2.95            (8,967)
CONSUMER LOANS (2) .......................         26,279        0.94              41,115         1.57           (14,836)
LEASES RECEIVABLE ........................         25,990        0.92              26,095         1.00              (105)
                                            -------------     -------       -------------      -------        ----------
GROSS LOANS AND LEASES ...................      2,811,891      100.00%          2,616,407       100.00%          195,484
                                                              =======                          =======
LESS:
 Loans in process ........................         27,859                          33,041                         (5,182)
 Allowance for loan and lease losses .....         40,712                          39,804                            908
 Unearned income .........................          9,330                           9,837                           (507)
 Net deferred loan origination (costs)
 fees ....................................            (64)                            191                           (255)
                                            -------------                   -------------                     ----------
TOTAL LOANS AND LEASES, NET ..............  $   2,734,054                    $  2,533,534                     $  200,520
                                            =============                   =============                     ==========

------------------------------
     (1) Residential construction includes both one-to-four family and multi-family construction loans.
     (2) For purposes of this table, consumer loans do not include home equity loans.

    The Company serviced approximately 25,000 and 26,000 mortgage loans at March 31, 1997 and June 30, 1996, respectively, which are owned by certain institutional investors and other entities and are not included in the Company's loan balances. The interest of institutional investors and others in such loans aggregated approximately $1.5 billion at both March 31, 1997 and June 30, 1996. Related escrow balances maintained in connection with the loan servicing were $16.8 million and $26.5 million at March 31, 1997 and June 30, 1996, respectively. These funds were on deposit in special bank accounts, the majority of which are maintained at the Bank.

     Activity in the allowance for loan and lease losses is summarized as follows:


                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                         MARCH 31,                    MARCH 31,
                                -------------------------    -------------------------
                                  1997            1996         1997             1996
                                --------        --------     --------         --------
                                       (In thousands)               (In thousands)
Beginning balance ...........   $  40,786       $  37,213    $  39,804       $  33,724
 Provision for loan losses ..          --           1,612        1,247           4,619
 Recoveries .................          51              93          272             709
 Charge-offs ................        (125)           (108)        (611)           (242)
                                ---------       ---------    ---------       ---------
Ending balance ..............   $  40,712       $  38,810    $  40,712       $  38,810
                                =========       =========    =========       =========

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Non-performing loans included troubled debt restructurings and loans on which accrual of interest, amortization of deferred net fees or costs and accretion of discount has ceased. The following table summarizes non-performing loans and assets:


                                                 MARCH 31,       JUNE 30,
                                                   1997            1996
                                               ------------    -----------
Nonaccrual loans and leases:
 Mortgage loans .............................  $      3,608    $     3,516
 Commercial loans ...........................            --             --
 Consumer loans .............................           111            130
 Leases receivable ..........................            42             --
                                               ------------    -----------
Total non-performing loans ..................  $      3,761    $     3,646

Foreclosed properties and real estate owned..           352            289
                                               ------------    -----------
Total non-performing assets .................  $      4,113    $     3,935
                                               ============    ===========
Non-performing loans to gross loans .........          .13%           .14%
Non-performing assets to total assets .......          .11            .11

(7) Earnings per Share

    Earnings per share of common stock for each of the three and nine months ended March 31, 1997 and 1996 have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

The computation of earnings per share on net income is as follows:


                                                                THREE MONTHS ENDED MARCH 31,
                                       -------------------------------------------------------------------------
                                                       1997                                   1996
                                       -----------------------------------     ---------------------------------
                                                                  FULLY                                 FULLY
                                              PRIMARY            DILUTED            PRIMARY            DILUTED
                                        ---------------     --------------     --------------     --------------
Net income...........................    $   13,524,000     $   13,524,000     $    6,960,000     $    6,960,000
                                        ===============     ==============     ==============     ==============
Common shares issued.................        10,810,000         10,810,000         10,810,000         10,810,000
Unallocated ESOP shares..............          (573,789)          (573,789)          (624,230)          (624,230)
Net treasury shares..................        (1,609,616)        (1,609,616)        (1,181,519)        (1,181,519)
Ungranted shares in Bank Incentive
 Plan................................          (112,700)          (112,700)          (112,700)          (112,700)
                                        ---------------     --------------     --------------     --------------
Weighted average common shares
 outstanding.........................         8,513,895          8,513,895          8,891,551          8,891,551
Common stock equivalents based
 on the treasury stock method........           802,170            834,638            684,618            684,618
                                        ===============     ==============     ==============     ==============
Total weighted average common
 shares and equivalents outstanding..         9,316,065          9,348,533          9,576,169          9,576,169
                                        ===============     ==============     ==============     ==============
Earnings per share on net income.....    $         1.45     $         1.45     $         0.73     $         0.73
                                        ===============     ==============     ==============     ==============

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


                                                                 NINE MONTHS ENDED MARCH 31,
                                          -----------------------------------------------------------------------
                                                          1997                                  1996
                                          ---------------------------------     ---------------------------------
                                                                  FULLY                                 FULLY
                                               PRIMARY           DILUTED            PRIMARY            DILUTED
                                          ---------------    ---------------    ---------------    ---------------
Net income ............................   $   30,376,000     $   30,376,000     $   22,315,000     $   22,315,000
                                          ===============    ===============    ===============    ===============
Common shares issued ..................       10,810,000         10,810,000         10,810,000         10,810,000
Unallocated ESOP shares ...............         (586,496)          (586,496)          (636,892)          (636,892)
Net treasury shares ...................       (1,586,681)        (1,586,681)        (1,126,919)        (1,126,919)
Ungranted shares in Bank Incentive
 Plan .................................         (112,700)          (112,700)          (112,700)          (112,700)
                                          ---------------    ---------------    ---------------    ---------------
Weighted average common shares
 outstanding ..........................        8,524,123          8,524,123          8,933,489          8,933,489
Common stock equivalents based
 on the treasury stock method .........          756,992            842,181            661,422            682,569
                                          ---------------    ---------------    ---------------    ---------------
Total weighted average common
shares and equivalents outstanding ....        9,281,115          9,366,304          9,594,911          9,616,058
                                          ===============    ===============    ===============    ===============
Earnings per share on net income ......   $         3.27     $         3.24     $         2.33     $         2.32
                                          ===============    ===============    ===============    ===============

(8)  Borrowings

     Borrowings consist of the following:


                                           MARCH 31, 1997
                       --------------------------------------------------
                                           (In thousands)
                                                                 WEIGHTED
                                        VARIABLE         TOTAL   AVERAGE
BORROWINGS MATURE:         FIXED        (MONTHLY)       AMOUNT     RATE
--------------------   ----------    ------------    ----------  --------
Less than 12 months .. $  208,163    $     50,000    $  258,163      6.13%
13-24 months .........        175          50,000        50,175      5.68
25-36 months .........    100,102         100,000       200,102      5.58
37-48 months .........        104          50,000        50,104      5.52
49-60 months .........        104         100,000       100,104      5.58
After 60 months ......        769              --           769      6.91
                       ----------    ------------    ----------  --------
                       $  309,417    $    350,000    $  659,417      5.80%
                       ==========    ============    ==========  =========

                                           JUNE 30, 1996
                       --------------------------------------------------
                                          (In thousands)
                                                                 WEIGHTED
                                        VARIABLE         TOTAL   AVERAGE
BORROWINGS MATURE:         FIXED        (MONTHLY)       AMOUNT     RATE
--------------------   ----------    ------------    ----------  --------
Less than 12 months .. $  263,663    $         --    $  263,663      5.56%
13-24 months .........     50,175         150,000       200,175      5.63
25-36 months .........        102              --           102      6.30
37-48 months .........        104          50,000        50,104      5.53
49-60 months .........        105          50,000        50,105      5.47
After 60 months ......        778              --           778      6.92
                       ----------    ------------    ----------  --------
                       $  314,927    $    250,000    $  564,927      5.58%
                       ==========    ============    ==========  =========

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Borrowings consist of funds borrowed in the federal funds market through brokers on an overnight basis, or for a term not to exceed one year, and from the Federal Home Loan Bank (FHLB). Federal funds purchased totaled $150,000,000 and $255,000,000 at March 31, 1997 and June 30, 1996,
respectively, and are due within 12 months. FHLB advances accounted for the remaining borrowings. The Company is required to maintain as collateral unencumbered first mortgage loans in its portfolio such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. At March 31, 1997 the Company estimates that potential borrowings from the FHLB totaling approximately $835,159,000 would be supportable with the Company's current first mortgage loan balances. This amount available is reduced by existing FHLB borrowings which limit the potential incremental amount available from the FHLB to $323,742,000. The Company also has other sources of borrowings which would further add to its borrowing capacity.

The maximum amount of borrowings at any month-end during the nine months ended March 31, 1997 and the year ended June 30, 1996 was approximately $700.0 million and $564.9 million, respectively. The approximate average amount outstanding was $609.2 million and $419.8 million over those same periods. The weighted average interest rate paid was 5.60% and 5.79% during the nine months ended March 31, 1997 and the year ended June 30, 1996, respectively. None of the borrowings may be prepaid. Variable rate FHLB advances totaling $50 million due in 37-48 months are callable at the discretion of the FHLB every six months beginning November 20, 1996. Fixed rate FHLB advances totaling $100.0 million due in 25-36 months are also callable at the discretion of the FHLB in the amount of $50.0 million every three months beginning February 21, 1998 and March 3, 1998, respectively.

(9) Securities Available-for-Sale

    The amortized cost and estimated market values are as follows:


                                                                                MARCH 31, 1997
                                                --------------------------------------------------------------------------
                                                                        GROSS              GROSS               ESTIMATED
                                                  AMORTIZED          UNREALIZED          UNREALIZED              MARKET
                                                    COST               GAINS               LOSSES                VALUE
                                                --------------------------------------------------------------------------
                                                                                (In thousands)
INVESTMENT SECURITIES:
 US Treasury securities and obligations of
  government corporations and agencies........     $  161,772          $  3,780           $     (832)           $  164,720
 Corporate debt securities....................         80,402               110                  (61)               80,451
 Municipal securities.........................         37,322                 1                 (132)               37,191
 Other securities.............................            150                --                   --                   150
                                                   ----------          --------           ----------            ----------
 TOTAL INVESTMENT SECURITIES..................     $  279,646          $  3,891           $   (1,025)           $  282,512
                                                   ==========          ========           ==========            ==========
MORTGAGE-BACKED & RELATED SECURITIES:
 Mortgage Backed Securities:
  Federal Home Loan Mortgage Corporation......     $   51,575          $  1,163           $       --            $   52,738
  Government National Mortgage Association....          2,214               115                   (1)                2,328
  Federal National Mortgage Association.......             22                 1                   --                    23
 Collateralized Mortgage Obligations:
  Federal Home Loan Mortgage Corporation......        117,461             1,180                 (465)              118,176
  Federal National Mortgage Association.......        231,703             5,151                 (150)              236,704
                                                   ----------          --------           ----------            ----------
 TOTAL MORTGAGE-BACKED AND RELATED
  SECURITIES..................................     $  402,975          $  7,610           $     (616)           $  409,969
                                                   ==========          ========           ==========            ==========

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



Contractual maturities are as follows:                MARCH 31, 1997
                                             -------------------------------
                                                                 ESTIMATED
                                                AMORTIZED         MARKET
                                                  COST             VALUE
                                             ---------------   -------------
                                                      (In thousands)
AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
Due in one year or less..................... $    101,932      $    102,035
Due after one year through five years.......      129,154           128,274
Due after five years through ten years......        5,373             5,374
Due after ten years.........................       43,187            46,829
                                             ------------      ------------
                                             $    279,646      $    282,512
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

RESULTS OF OPERATIONS

NET INCOME. Net income for the three months ended March 31, 1997 increased $6.5 million or 92.9% to $13.5 million, compared to $7.0 million for the three months ended March 31, 1996. Earnings per share increased 98.6% from $0.73 to $1.45 per share over the same period. Excluding the after-tax effect of non-recurring charges for settlement of a class action lawsuit of $1.9 million for the quarter ended March 31, 1996, the increase in net income would have
been $4.6 million or 51.7% compared to the same quarter a year ago.   Earnings
per share excluding the non-recurring charge in the prior year increased from $0.93 to $1.45 over the same periods. Net income increased $8.1 million or 36.3% to $30.4 million for the nine months ended March 31, 1997 from $22.3 million for the nine months ended March 31, 1996. Earnings per share increased 40.3% to $3.27 from $2.33 per share over the same nine month period. Excluding the after-tax effect of (i) a one-time industry wide FDIC special assessment of $7.9 million or 86 cents per share in the nine month period ended March 31, 1997, and (ii) $2.7 million for settlement of a class action lawsuit in the same period during the prior fiscal year, net income for the nine months ended March 31, 1997, increased $13.3 million or 53.2% to $38.3 million from $25.0
million.    Earnings per share excluding such non-recurring charges would have been $4.13 and $2.61 for the nine months ended March 31, 1997 and 1996 respectively. See "Recent Regulatory Developments" for a further discussion of the industry-wide FDIC special assessment.

The major components of these increases in earnings for the three and nine month periods, excluding the effects of the FDIC special assessment in fiscal 1997 and the lawsuit settlement in fiscal 1996, are discussed in the following paragraphs and generally include: (i) increases of $3.0 million and $9.6 million, respectively, in net interest income; (ii) decreases of $1.6 million and $3.4 million, respectively, in the provision for loan and lease losses;
(iii) increases of $0.4 million and $1.5 million, respectively, in non-interest income; (iv) decreases of $0.7 million and $3.3 million in non-interest expenses, due in part to a pre-tax FDIC insurance premium refund of $1.3 million recognized in the quarter ended December 31, 1996; partially offset by
(v) increases of $2.3 million and $6.2 million in income tax expense.

On March 14, 1997, the Company entered into an Agreement and Plan of Merger with and into Marshall and Illsley Corporation ("M&I"), pursuant to which the Company will merge with and into M&I. It is expected to be completed by October 1, 1997, and is pending regulatory and shareholder approval. The Company will expense fees and costs incurred relative to the proposed merger, such as legal and professional fees, that are non-refundable and not contingent on the merger completion. Expenses of this nature were immaterial in the quarter ended March 31, 1997, but are expected to reduce earnings per share by 3 cents to 5 cents per share in the quarter ending June 30, 1997.*

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     NET INTEREST INCOME. Net interest income increased $3.0 million and $9.6 million, respectively, for the three and nine months ended March 31, 1997 compared to the same periods in the prior year. The net interest margin was unchanged at 3.70% and increased to 3.74% from 3.69%, respectively, for the periods. The interest rate spread increased to 2.87% from 2.76%, and to 2.91% from 2.71%, respectively, during the same periods. The increases in margin and spread were due to the yield on interest-earning assets increasing faster than the cost of interest-bearing liabilities, primarily due to 15 and 17 basis point increases in the average yield on loans for the three and nine month
periods, respectively.   The increase in average earning assets was funded by
additional borrowings and increased brokered money market deposits. The increase in the three month yield on loans was offset in part by a 2 basis point increase in the average cost of interest bearing liabilities during the same period. The increase in margin and spread was reduced by the Bank's purchase of two Bank-owned life insurance policies in October 1995 and July 1996 for $25.0 million each. The Company sold securities available-for-sale to fund such purchases, thereby, effectively transferring the amount of the purchase price of such policies out of interest-earning assets. The growth in the average balances from the three and nine months ended March 31, 1996 to the three and nine months ended March 31, 1997 of $304.4 million and $272.8 million, respectively, for interest-earning assets and $349.0 and $311.9 million, respectively, for interest-bearing liabilities, reflect this transfer.

Total interest income increased $7.0 million and $20.2 million for the three and nine months ended March 31, 1997, respectively, compared to the same periods the prior year. The increases were primarily the result of increases in interest income on loans and leases and, to a lesser extent, mortgage-backed and related securities. The increases in average interest-earning assets combined with 13 and 15 basis point increases in the yield on interest-earning assets, respectively, due to adjustments in adjustable rate mortgage loans and additions to longer-term fixed rate loan portfolios, resulted in the overall increases in interest income.

Total interest expense increased $4.0 million and $10.7 million, respectively, for the three and nine months ended March 31, 1997 compared to the same periods last year. The increases were attributable to $349.0 million and $311.9 million increases in average interest-bearing liabilities for the three and nine months ended March 31, 1997, respectively, and by a 2 basis point increase in the cost of interest-bearing liabilities for the three months ended March 31, 1997. The increase in interest expense due to an increase in balances was partially offset by a 5 basis point decrease in the cost of interest-bearing liabilities for the nine month period ended March 31, 1997. The increase in average interest-bearing liabilities for the three and nine month periods included growth in borrowings of $236.2 million and $210.2 million, respectively, and increases in deposits of $112.5 million and $102.9 million, respectively. Brokered deposits accounted for $73.0 million and $52.9 million, respectively, of the deposit increases. Borrowings and brokered deposits have been used to facilitate the Company's growth, and are part of a longer-term plan to leverage the Company's capital to facilitate an increase in net income and return on equity.* For the three and nine month periods, the average cost of borrowings decreased 9 and 29 basis points, respectively, and the average cost of deposits remained unchanged and decreased 7 basis points, respectively, in accordance with market rate declines over those same periods. For further information on average balances, rates, spreads and the net interest margin see the "Average Balance Sheet".

PROVISION FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses decreased $1.6 million and $3.4 million, respectively, for the three and nine months ended March 31, 1997, compared to the same periods the previous year, reflecting continued low net charge-offs and non-performing loan ratios. Charge-offs exceeded recoveries by only $74,000 for three months ended March 31, 1997. The allowance for loan and lease losses represented 1.45% of gross loans and leases receivable and 1082.47% of non-performing loans at March 31, 1997.

NON-INTEREST INCOME.   Non-interest income increased $0.4 million and $1.5
million for the three and nine month periods ended March 31, 1997, respectively, as compared to the same periods the previous year. Both increases were primarily the result of increases of $0.4 million and $1.6 million, respectively, in income from the increase in cash surrender values on $50.0 million of single premium bank-owned life insurance policies purchased in October 1995 and July 1996. Insurance and annuity commissions increased $0.1 million and $0.3 million, respectively, from the comparable three and nine month periods the prior year. Other income increased $0.3 million and $0.4 million for the same periods due to a non-recurring recovery of a processing loss in the quarter ended March 31, 1997 of $0.3 million, gains on disposals of fixed assets of $0.2 million, and $0.2 million of increased lease rental income. Partially offsetting those increases were decreases of $0.2 million and $0.6 million in gains on sales of loans held-for-sale and $0.2 million and $0.3 million in loan service fees and charges for the three and nine month periods, respectively. Loan sales decreased almost 50% from the same periods in the previous year as the Bank retained more fixed rate loans in the current fiscal year to facilitate portfolio growth.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

NON-INTEREST EXPENSE.   Excluding pre-tax non-recurring charges of $13.2
million for the FDIC special assessment expensed in September 1996, and $3.2 million and $4.5 million for settlement of a class action lawsuit expensed in the three and nine months ended March 31, 1996, respectively, non-interest expense decreased $0.7 million and $3.3 million for the three and nine months ended March 31, 1997 compared to the same periods the prior year. The primary reasons for the decreases for the three and nine month periods include: (i) a decrease of $0.9 million and $2.0 million, respectively, in FDIC premiums due to lower premiums being assessed since the recapitalization of the Savings Associations Insurance Fund ("SAIF") and an FDIC premium refund of $1.3 million pre-tax recognized in the quarter ended December 31, 1996; (ii) an increase of $0.5 million and a decrease of $1.0 million, respectively, in compensation and employee benefits for the three and nine month periods ended March 31, 1997, as a result of a $0.4 million increase in employee benefits for the three month period and the elimination of $0.9 million in quarterly expense from the amortization of the Bank Incentive Plan (BIP) which was completed in December 1995, for the nine month period; (iii) decreases in professional fees and other expenses of $0.5 million and $0.1 million, respectively, for the three and nine month periods, mostly for accruals and expenses related to litigation, and (iv) an increase of $0.2 million and a decrease of $0.3 million in marketing expense for the three and nine month period ended March 31, 1997. Marketing expenses were higher in the prior year due to the kick-off of a new campaign.

The FDIC special assessment was a $13.2 million pre-tax, or $7.9 million after-tax, non-recurring expense recognized in the quarter ended September 30, 1996 to recapitalize the Savings Association Insurance Fund ("SAIF") of the FDIC. For a further discussion see "Recent Regulatory Developments."

INCOME TAX EXPENSE. Income tax expense, excluding the benefits for the FDIC special assessment charge in 1997 and the litigation settlement in 1996, increased $1.0 million and $4.4 million for the three and nine months ended March 31, 1997 respectively, compared to the same periods the previous year. Including the non-recurring charges, income tax expense increased $0.9 million for the nine month period ended March 31, 1997. The increase was mostly due to the higher pre-tax income. Income tax expense for both periods also was offset by higher non-taxable income than the previous year and the recognition of certain deferred state income tax benefits.

AVERAGE BALANCE SHEET

The following tables set forth certain information relating to the Company's unaudited consolidated statements of financial condition and the unaudited consolidated statements of income for the three and nine months ended March 31, 1997 and 1996 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-bearing assets or liabilities, respectively, for the periods shown. Average balances are derived principally from average daily balances and non-accruing loans are included in earning assets. The yields and costs include fees which are considered adjustments to yields. Interest income on non-accruing loans is reflected in the period it is collected and not in the period it is earned. Such amounts are not material to net interest income or net change in net interest income in any period. Interest income and average yield on federally tax-exempt interest-earning assets are presented on a before tax-equivalent basis, applying a federal income tax rate of 35%.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



AVERAGE BALANCE SHEET                                                    THREE MONTHS ENDED MARCH 31,
                                          --------------------------------------------------------------------------------------
                                                              1997                                         1996
                                          -----------------------------------------    -----------------------------------------
                                             AVERAGE                       AVERAGE        AVERAGE                      AVERAGE
                                             BALANCE         INTEREST    YIELD/COST       BALANCE         INTEREST    YIELD/COST
                                          ------------     -----------   ----------    ------------     -----------   ----------
                                                                            (Dollars in thousands)
ASSETS:
FHLB deposits and other interest
 bearing deposits......................    $     29,144     $       388        5.40%    $      2,334     $        32        5.48%
Loans held-for-sale....................          24,420             313        5.13           50,504             787        6.23
Securities available-for-sale:
 Securities-taxable....................         223,593           3,437        6.23          286,458           4,741        6.62
 Securities-tax-exempt.................          37,533             575        6.22           70,628           1,003        5.68
 Mortgage-backed and related
  securities...........................         403,528           7,112        7.15          277,104           4,935        7.12
Securities held-to-maturity:
 Securities-taxable.....................            ---             ---         ---              ---             ---         ---
 Securities-tax-exempt..................            ---             ---         ---              ---             ---         ---
 Mortgage-backed and related
  securities............................            ---             ---         ---              ---             ---         ---
Loans and leases........................      2,748,548          56,322        8.20        2,479,631          49,903        8.05
FHLB stock..............................         24,548             409        6.76           20,213             328        6.48
                                           ------------     -----------    ---------    ------------     -----------      -------
Total interest-earning assets...........   $  3,491,314     $    68,556        7.87%    $  3,186,872     $    61,729        7.74%
Cash and non-interest-bearing deposits..         31,880                                       31,101
Bank-owned life insurance (1)...........         52,705                                       25,398
Allowance for loan losses...............        (40,798)                                     (37,740)
Deferred fees and other.................           (247)                                        (186)
Other non-interest-earning assets.......         92,657                                       87,110
                                           ------------                                 ------------
  Total assets..........................   $  3,627,511                                 $  3,292,555
                                           ============                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits................................   $  2,240,383     $    26,719        4.84%    $  2,127,877     $    25,770        4.84%
Borrowings..............................        687,360           9,469        5.59          451,128           6,410        5.68
Advances from borrowers for taxes and
  insurance.............................         15,260              90        2.39           14,995              86        2.29
                                           ------------     -----------    ---------    ------------     -----------      -------
  Total interest-bearing liabilities....   $  2,943,003     $    36,278        5.00%    $  2,594,000     $    32,266        4.98%
Non-interest-bearing demand account.....         43,445                                       50,168
Other liabilities.......................         70,034                                       79,968
Stockholders' equity....................        571,029                                      568,419
                                           ------------                                 ------------
  Total liabilities and stockholders'
  equity................................   $  3,627,511                                 $  3,292,555
                                           ============                                 ============
Interest spread.........................                                       2.87%                                        2.76%
                                                                            ========                                      =======
Net interest income.....................                    $    32,278                                  $    29,463
                                                            ===========                                  ===========
Net interest margin (net yield on
 interest-earning assets)...............                                       3.70%(1)                                     3.70%(1)
                                                                            ========                                      =======
Average interest-earning assets to
 average interest-bearing liabilities...                                     118.63%                                      122.86%
                                                                            =======                                       =======

----------------------------

(1) If single premium Bank-owned life insurance was considered an interest-earning asset, net interest margins would have been 3.78% and 3.74% for the three months ended March 31, 1997 and 1996, respectively.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



AVERAGE BALANCE SHEET                                                      NINE MONTHS ENDED MARCH 31,
                                         ----------------------------------------------------------------------------------------
                                                               1997                                          1996
                                         --------------------------------------------   -----------------------------------------
                                              AVERAGE                       AVERAGE         AVERAGE                     AVERAGE
                                              BALANCE        INTEREST      YIELD/COST       BALANCE       INTEREST     YIELD/COST
                                         ---------------   ------------    ----------   ---------------  ------------  ----------
                                                                           (Dollars in thousands)
ASSETS:
FHLB deposits and other interest
 bearing deposits......................    $      16,057    $       658        5.46%   $         4,154    $       179      5.75%
Loans held-for-sale....................           25,750          1,175        6.08             41,125          1,953      6.33
Securities available-for-sale:
 Securities-taxable....................          249,700         12,193        6.51            211,405         10,332      6.52
 Securities-tax-exempt.................           44,517          2,057        6.16             67,012          3,226      6.42
 Mortgage-backed and related
 securities............................          358,255         18,798        7.00            235,967         13,036      7.37
Securities held-to-maturity:
 Securities-taxable....................              ---            ---         ---             67,891          2,898      5.69
 Securities-tax-exempt.................              ---            ---         ---             21,212            939      5.90
 Mortgage-backed and related
 securities............................              ---            ---         ---             19,991          1,029      6.86
Loans and leases.......................        2,692,352        165,241        8.18          2,448,372        147,142      8.01
FHLB stock.............................           23,268          1,192        6.83             19,992          1,017      6.78
                                           -------------   ------------    ----------  ----------------  ------------  ----------
Total interest-earning assets..........    $   3,409,899    $   201,314        7.87%   $     3,137,121    $   181,751      7.72%
Cash and non-interest-bearing deposits.           31,461                                        30,427
Bank-owned life insurance (1)..........           51,609                                        15,705
Allowance for loan losses..............          (40,643)                                      (36,151)
Deferred fees and other................             (233)                                         (331)
Other non-interest-earning assets......           94,243                                        93,041
                                           -------------                               ----------------
 Total assets..........................    $   3,546,336                               $     3,239,812
                                           =============                               ================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits...............................    $   2,197,958    $    79,365        4.81%   $     2,095,027    $    76,650      4.88%
Borrowings.............................          609,202         25,589        5.60            399,015         17,631      5.89
 Advances from borrowers for taxes and
   insurance...........................           33,697            673        2.66             34,964            654      2.49
                                           -------------   ------------    ----------  ----------------  ------------  ----------
    Total interest-bearing liabilities.    $   2,840,857    $   105,627        4.96%   $     2,529,006    $    94,935      5.01%
Non-interest-bearing demand account....           60,998                                        64,594
Other liabilities......................           78,504                                        82,130
Stockholders' equity...................          565,977                                       564,082
                                           -------------                               ----------------
  Total liabilities and stockholders'
  equity...............................    $   3,546,336                               $     3,239,812
                                           =============                               ================
Interest spread........................                                        2.91%                                       2.71%
                                                                           =========                                   =========
Net interest income....................                     $    95,687                                   $    86,816
                                                            ===========                                   ===========
Net interest margin (net yield on
 interest-earning assets)..............                                        3.74% (1)                                   3.69%(1)
                                                                           =========                                   =========
Average interest-earning assets to
 average interest-bearing liabilities..                                      120.03%                                     124.05%
                                                                           =========                                   =========

---------------

(1) If single premium Bank-owned life insurance was considered an interest-earning asset, the net interest margins would have been 3.82% and 3.71% for the nine months ended March 31, 1997 and 1996, respectively.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION. The Company's total assets increased $209.7 million to $3.647 billion at March 31, 1997 from $3.437 billion at June 30, 1996. The Company's ratio of stockholders' equity to total assets was 15.85% at March 31, 1997 compared to 16.26% at June 30, 1996.

Securities available-for-sale are reflected at market value. While securities available-for-sale increased only $7.8 million to $692.4 million at March 31, 1997 from $684.6 million at June 30, 1996, the portfolio mix changed significantly with an increase of $77.5 million of Collateralized Mortgage Obligations (CMOs) and a similar decrease in investment securities.
The Company held approximately $354.9 million in CMOs at March 31, 1997 compared to $269.9 million at June 30, 1996. This growth is part of a long-term plan to leverage the Company's capital to facilitate an increase in net
income.*   In accordance with Company policy, each individual CMO security represents less than 1% of the Company's total assets and, prior to purchase, was determined not to be a "high risk" mortgage security as defined by the FDIC. The Company's CMOs are issued by government agencies and are tested quarterly to ensure they continue to not be high risk.

Loans and leases, net, increased $200.5 million to $2.734 billion at March 31, 1997 from $2.534 billion at June 30, 1996. The increase was primarily in residential one-to-four-family, multi-family and home equity mortgage loans, and was funded with increased deposits and borrowings.

The Company emphasizes high asset quality in both its investment portfolio and its lending activities. Non-performing assets were 0.11% of total assets at both March 31, 1997 and June 30, 1996. There were net loan charge-offs of $0.3 million during the nine months ended March 31, 1997. None of the Company's investment or mortgage-backed and related securities were categorized as non-performing assets at March 31, 1997.

In July 1996, the Company sold securities to fund the second purchase of $25.0 million of single premium Bank-owned life insurance policies on its officers. Increases in the cash surrender value are reported in non-interest income. The Company is utilizing this vehicle because of its attractive tax-equivalent return and intends to use proceeds from the policy benefits to fund and offset future employee benefit costs.*

Deposits increased $114.3 million to $2.315 billion at March 31, 1997 from $2.200 billion at June 30, 1996. The increase was primarily due to brokered money market deposits which increased $97.1 million. Total deposits include $453.8 million of brokered money market deposits, representing 19.6% of total deposits at March 31, 1997 compared to 16.2% of total deposits at June 30, 1996.

Borrowings increased $94.5 million to $659.4 million at March 31, 1997 from $564.9 million at June 30, 1996. As of March 31, 1997 and June 30, 1996, FHLB advances accounted for $509.4 million and $309.9 million and federal funds purchased accounted for $150.0 million and $255.0 million of total borrowings, respectively. Borrowings are used to supplement deposits to fund growth in investments and loans. This growth is part of a long-term plan to leverage the Company's capital to facilitate an increase in net income.*

ASSET/LIABILITY MANAGEMENT

To manage vulnerability to interest rate changes, management closely monitors the Company's interest rate risk position. The Company seeks to enhance its income while managing its interest rate risk primarily through the structuring of its balance sheet in order to reduce its vulnerability to changes in interest rates. Although the Company's assets and liabilities maturing and repricing within one year are relatively well-matched with a cumulative negative gap ratio as of March 31, 1997 of 7.80%, a cumulative negative gap ratio of 21.30% and 14.75% existed at three and six months as of March 31, 1997, respectively.


The following Asset/Liability Management Schedule sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1997, which are anticipated by the Company to mature or reprice in each of the periods shown, based on the information and assumptions set forth in the notes below. This table does not reflect the impact of any hedging activity or financial techniques utilized by the Company to mitigate interest rate risk, because it would not have a material effect on the Company's "gap" position.* Certain shortcomings are inherent in the method of analysis presented in the following table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in varying degrees to changes in market interest rates.* The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets or liabilities may lag behind changes in market rates.* Additionally, certain assets, such as ARM loans and mortgage-backed and related securities, have features which restrict changes in interest rates on a short-term basis and over the life of the asset such as 1% annual caps and lifetime caps. Also, the proportion of ARM loans and mortgage-backed and related securities in the Company's portfolios could decrease in future periods if market

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


interest rates remain at or decrease below current levels due to the exercise of conversion options and refinancing activity.* While prepayments of loans have been estimated based on current market interest rates, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table.*


At March 31, 1997, total interest-bearing liabilities maturing or repricing within three months exceeded total interest-earning assets maturing or repricing in the same period by $777.0 million, representing a negative cumulative three month gap ratio of 21.30%, compared to a negative $866.5 million and a negative 25.21%, respectively, as of June 30, 1996. The six month cumulative gap and gap ratio are, respectively, a negative $537.8 million and a negative 14.75% at March 31, 1997, compared to a negative $620.6 million and a negative 18.06% at June 30, 1996. The one year cumulative gap and gap ratio are, respectively, a negative $284.3 million and a negative 7.80% at March 31, 1997, compared to a negative $251.6 million and a negative 7.32% at June 30, 1996. The Company extends the maturities of its borrowed funds and deposits as opportunities arise.* These efforts, as well as increases in the variable rate home equity loans portfolio have offset the effect on the short-term gaps of brokered insured money market deposit account increases, thereby causing a decrease in the three month and six month cumulative negative gaps.*


The Company's negative gap position indicates more liabilities will reprice within one year than assets and the Company may generally benefit in the short-term from a decline in interest rates.* When interest rates first decline, the lag in the downward adjustment in the ARM loan yields will have a short-term positive effect; however, should the decline in interest rates accelerate or such rate environment be prolonged, the Company's loan and mortgage-backed securities portfolios may experience an increase in prepayments which would result in lower yields or a decrease in balances.* During periods of rising interest rates, not only will liabilities reprice more quickly, based on the "gap," but increases in the yield on interest-earning assets may occur with a lag and to a lesser extent than may be anticipated from the gap ratio due to the structuring of the Company's one-year ARM loans utilizing "Cost of
Funds Indices" and 1% annual caps.*   Accordingly, the Company may be adversely
affected by rising interest rates as the lag effect of the "Cost of Funds Indices" causes the yields on the ARM loans to not increase even though general interest rates begin to rise.* In addition, rising interest rates may cause the Company to experience a decrease in prepayments on loans and mortgage-backed securities from that used in calculating the "gap" which would result in fewer funds available to reinvest at the higher rates.

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ASSET/LIABILITY MANAGEMENT SCHEDULE


                                                                                    AT MARCH 31, 1997
                                           -----------------------------------------------------------------------------------------
                                                                                  REPRICING OR MATURING
                                           -----------------------------------------------------------------------------------------
                                                           MORE THAN                      MORE THAN
                                              WITHIN         THREE          MORE THAN     ONE YEAR          OVER
                                              THREE        MONTHS TO       SIX MONTHS      TO FIVE          FIVE
                                              MONTHS       SIX MONTHS     TO ONE YEAR       YEARS           YEARS          TOTAL
                                           ------------   -------------   -----------    ------------    ------------  -------------
                                                                                     (In thousands)
INTEREST-EARNING ASSETS: (1)
Mortgage loans: (2)
 Fixed...................................   $    32,229    $     23,429   $     43,831    $    239,328    $   188,430  $     527,247
 Adjustable..............................       332,822         444,509        447,173         377,273            ---      1,601,777
 Home equity.............................       237,507          21,032         37,562         157,148         43,524        496,773
Commercial loans (2).....................        33,085           3,379          6,437          19,747            ---         62,648
Consumer loans (2).......................         8,835           4,056          4,637           8,352             23         25,903
Leases receivable (2)....................         1,486           1,164          1,915           6,245          8,896         19,706
Loans held-for-sale......................        23,086             ---            ---             ---            ---         23,086
Investment securities available-for-sale:
 Mutual Funds............................        36,685             ---            ---             ---            ---         36,685
 U.S. Treasury securities and
  obligations of  U.S. Gov't
  corporations and agencies..............         3,435           4,990         10,009          98,175         11,428        128,037
 Municipal bonds.........................           ---             ---          5,201          31,989            ---         37,190
 Corporate debt securities...............        20,044             ---         35,296          25,110            ---         80,450
 Mortgage-backed and related
  securities.............................       358,672           2,317         24,181          10,221         14,578        409,969
 Other...................................           ---             ---            ---             ---            150            150
Other interest-earning assets:
 Interest-bearing deposits...............         1,518             ---            ---             ---            ---          1,518
 FHLB stock..............................           ---             ---            ---             ---         26,196         26,196
                                           ------------    ------------   ------------    ------------    -----------  -------------
   TOTAL INTEREST-EARNING ASSETS.........  $  1,089,404    $    504,876   $    616,242    $    973,588    $   293,225  $   3,477,335
                                           ============    ============   ============    ============    ===========  =============

INTEREST-BEARING LIABILITIES: (1)
Deposits: (3)
 Interest-bearing demand accounts........  $     89,466    $        ---   $        ---    $        ---    $       ---  $      89,466
 Money market accounts...................       736,385             ---            ---             ---            ---        736,385
 Passbook accounts.......................       276,750             ---            ---             ---            ---        276,750
 Certificates of deposit.................       255,613         215,677        342,512         355,380            232      1,169,414
Borrowings:
 Advances and other borrowings...........       508,163          50,000            ---         100,485            769        659,417
 Advances from borrowers for taxes
  and insurance..........................           ---             ---         20,253             ---            ---         20,253
                                           ------------    ------------   ------------    ------------    -----------  -------------
   TOTAL INTEREST-BEARING LIABILITIES....  $  1,866,377    $    265,677   $    362,765    $    455,865    $     1,001  $   2,951,685
                                           ============    ============   ============    ============    ===========  =============
Excess (deficiency) of interest-earning
 assets over interest-bearing liabilities  $   (776,973)   $    239,199   $    253,477    $    517,723    $   292,224  $     525,650
                                           ============    ============   ============    ============    ===========  =============
Cumulative excess (deficiency) of
 interest-earning assets over interest-
 bearing liabilities.....................  $   (776,973)    $  (537,774)   $  (284,297)   $    233,426    $   525,650
                                           ============    ============   ============    ============    ===========
Cumulative excess (deficiency) of
 interest-earning assets over interest-
 bearing liabilities as a percent of total
 assets..................................        (21.30)%        (14.75)%        (7.80)%          6.40%         14.41%
                                           ============    ============   ============    ============    ===========
Total assets for above ratios............  $  3,646,981    $  3,646,981   $  3,646,981    $  3,646,981    $ 3,646,981
                                           ============    ============   ============    ============    ===========

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


(2) Balances have been reduced for undisbursed loan proceeds, unearned discounts, deferred loan fees and allowances for loan losses, which aggregated $77.8 million at March 31, 1997.


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


The Company's most liquid assets are cash, interest-bearing and non-interest-bearing bank balances, loans held for sale and securities available-for-sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. These assets totaled $746.7 million and $768.7 million at March 31, 1997 and June 30, 1996, respectively. The Company's ratio of these assets to total deposits was 32.3% and 34.9% at March 31, 1997 and June 30, 1996, respectively.


The primary investing activity of the Company is the origination of loans. The Company originates fixed- and adjustable-rate residential, multi-family and commercial mortgage loans, non-mortgage commercial loans and consumer loans. During the nine months ended March 31, 1997 and 1996, the Company originated loans and leases totaling $780.9 million and $825.1 million, respectively, purchased loans totaling $33.6 million and $23.9 million, respectively, and sold loans totaling $149.0 million and $292.7 million, respectively. Loan sales decreased significantly during the nine months ended March 31, 1997 compared to the same period the previous year as the Company retained more fixed rate loans in the current fiscal year to facilitate portfolio growth.


During the nine months ended March 31, 1997 and 1996, the Company received principal repayments on loans and leases totaling $494.3 million and $477.9 million, respectively, and principal repayments on mortgage-backed and related securities of $9.0 million and $10.9 million, respectively.


The Company experienced net increases in deposits of $114.3 million and $106.1 million for the nine months ended March 31, 1997 and 1996, respectively. Brokered money market deposits represented $97.1 million of the increase for the nine months ended March 31, 1997 and $26.8 million of the increase for the nine months ended March 31, 1996. All of the Company's brokered deposits are in money market accounts. The level of deposit inflows during any given period is heavily influenced by factors such as the general level of short- and long-term interest rates in the economy, as well as alternative yields that investors may obtain on competing investment instruments such as money market mutual funds. Deposits continue to be the Company's primary funding source supplemented by borrowings.*

Certificates of deposit which are scheduled to mature in one year or less at March 31, 1997 totaled $813.8 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Company.*

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains provisions for capital standards that require banks to have a minimum 3% leverage ratio (Tier I capital to adjusted total assets), a minimum 4% Tier I capital to risk-weighted assets ratio and a minimum 8% qualifying total capital to risk-weighted assets ratio. The Bank's regulatory capital exceeds all minimum standards required under FDICIA.


A summary of the Bank's regulatory capital amounts are as follows:




                                                                         MARCH 31,           JUNE 30,
                                                                           1997               1996
                                                                      --------------      --------------
                                                                            (Dollars in thousands)
Risk-based capital:
 Equity..........................................................     $      449,380      $      419,660
  Less goodwill and other intangibles............................                ---                 ---
  Less unrealized gain on available-for-sale securities,
   net of tax....................................................             (6,606)             (6,767)
                                                                      --------------      --------------
Total Tier I capital.............................................            442,774             412,893

Allowable allowance for loan and lease losses (Tier II capital)..             31,832              30,264
                                                                      --------------      --------------
Qualifying total capital.........................................     $      474,606      $      443,157
                                                                      ==============      ==============
Risk-weighted assets.............................................     $    2,537,684      $    2,411,582
                                                                      ==============      ==============
 Tier I leverage ratio...........................................              12.51%              12.72%
                                                                      ==============      ==============
 Tier I capital to risk-weighted assets..........................              17.45%              17.12%
                                                                      ==============      ==============
 Qualifying total capital to risk-weighted assets................              18.70%              18.38%
                                                                      ==============      ==============

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         On April 23, 1997, the Board of Directors declared a quarterly cash dividend of 30 cents per share of Common Stock to be paid May 30, 1997, to shareholders of record as of May 15, 1997. The Company anticipates regular quarterly dividends will be paid.* The amount and appropriateness of future dividends will be based on earnings and market conditions, and will be reviewed quarterly by the Board of Directors.

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

         (b) A report on Form 8-K dated March 14, 1997 was filed regarding an Agreement and Plan of merger, the "Merger Agreement", by and between the Company and Marshall and Ilsley Corporation ("M&I"). Pursuant to the Merger Agreement, the Company will merge with and into M&I. As of the date of the Merger Agreement, the purchase price consists of approximately
              12.3 million shares of M&I Common Stock and $376 million in cash. As of March 14, 1997, that equated to $945 million or $92 per share of Company Common Stock. The final price per share for Company Common Stock may be more or less than the $92 per share value on March 14. The final price per share will be affected by changes in the market value of M&I common stock according to a pre-set formula. The transaction is expected to be completed by October 1, 1997 pending regulatory approval, shareholder approval and other customary closing conditions.

                                 EXHIBIT INDEX




EXHIBIT NO.                           DESCRIPTION
-----------        ----------------------------------------------


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





                               SECURITY CAPITAL CORPORATION





Dated:    May 12, 1997         By:   /s/ Wm. G. Schuett Sr.
                                  -----------------------------------
                               Wm. G. Schuett, Sr., President and
                               Chief Executive Officer



Dated:    May 12, 1997         By:   /s/ Roger D. Kamin
                                  -----------------------------------
                               Roger D. Kamin, Senior Vice President,
                               CFO and Secretary/Treasurer