Form 10-K405
period 1997-06-30
SECURITY CAPITAL CORP /WI/
filed 1997-09-29
CIK 912243

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended June 30, 1997

                       Commission file number 0-22588

                        SECURITY CAPITAL CORPORATION
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Wisconsin                                 39-1766807
-----------------------------------      -------------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

     184 West Wisconsin Avenue, Milwaukee, Wisconsin              53203-2593
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

    Registrant's telephone number, including area code:     (414) 273-8090

         Securities Registered Pursuant to Section 12 (b) of the Act:

                                     None

         Securities Registered Pursuant to Section 12 (g) of the Act:

                   Common Stock, par value $1.00 per share
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES __X__.  NO _____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of Sepetember 24, 1997, there were outstanding 9,090,232 voting shares of the Registrant's Common Stock. The aggregate market value of the voting stock (based upon the closing price) held by non-affiliates of the Registrant, as of September 24, 1997, was $743,066,200. Solely for purposes of this calculation, all executive officers and directors of the Registrant are considered to be affiliates; also included as "affiliate shares" are certain shares held by various employee benefit plans where the trustees are directors of the Registrant or are required to vote a portion of unallocated shares at the direction of executive officers or directors of the Registrant. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such a person is an affiliate of the Registrant.

                     DOCUMENTS INCORPORATED BY REFERENCE


                                     None

                         FORM 10-K TABLE OF CONTENTS




                                                                                     PAGE
                                                                                     ----
PART I

        ITEM 1 -  BUSINESS .........................................................    2

        ITEM 2 -  PROPERTIES .......................................................   33

        ITEM 3 -  LEGAL PROCEEDINGS ................................................   33

        ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............   33

PART II

        ITEM 5 -  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
                  HOLDER MATTERS ...................................................   35

        ITEM 6 -  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA ...................   36

        ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS ............................................   38

        ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ......................   52

        ITEM 9 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE .............................................   82

PART III

        ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...............   82

        ITEM 11 - EXECUTIVE COMPENSATION ...........................................   83

        ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...   87

        ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................   88

PART IV

        ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ..   89

        SIGNATURES .................................................................   91

                                    PART I



ITEM 1  BUSINESS

GENERAL

     Security Capital Corporation (the "Company") was formed for the purpose of owning all of the outstanding stock of Security Bank S.S.B. (the "Bank") and its subsidiaries issued in the mutual to stock conversion of the Bank (the "Conversion"). The Company acquired all of the outstanding common stock of the Bank on December 30, 1993. The Bank is a Wisconsin state-chartered stock savings bank headquartered in Milwaukee, Wisconsin.

     On March 15, 1997, the Company announced it had signed a definitive merger agreement with Marshall & Ilsley Corporation providing for the merger of the Company and subsidiaries with and into Marshall & Ilsley Corporation. On July 10, 1997, the Company announced that it had received shareholder and the required regulatory approvals. Subject to the satisfaction of certain conditions, the Companies anticipate the merger will be completed on or about October 1, 1997.

     The Company is a community-oriented financial institution which emphasizes retail financial services to individuals and businesses within its market areas. The Company's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from other operations, primarily to originate residential mortgage loans and consumer loans within its primary market areas and to invest in various mortgage-backed and related securities and investment securities. The principal lending is on one-to-four family, owner-occupied homes, including adjustable rate mortgage ("ARM") loans. To a lesser extent, the Company also originates home equity loans and lines of credit, multi-family, other consumer, commercial and commercial real estate loans. The Company invests a portion of its assets in mortgage-backed and related securities, and invests in investment securities, including corporate notes, U.S. Treasury and federal agency securities, mutual funds, municipal bonds and short-term liquid assets and marketable securities. The Company's revenues are derived principally from interest on its mortgage loan portfolio, interest and dividends on its investment securities, interest on mortgage-backed and related securities, and non-interest income (including loan servicing fees and service charges, gain on sales of loans held-for-sale and insurance and annuity commissions). The Company's principal sources of funds are received from borrowings, deposits, repayments on loans and mortgage-backed and related securities, and proceeds from maturing securities.

MARKET AREA AND COMPETITION

     The Company offers a variety of deposit products, services and mortgage loan offerings primarily within the metropolitan Milwaukee area, the Fox River Valley area and northern Wisconsin. The Company's main office is located at 184 West Wisconsin Avenue, Milwaukee, Wisconsin. The Company's primary market area consists of the Wisconsin counties of Milwaukee, Waukesha, Racine and Brown. In addition, subsidiaries of the Company have mortgage banking operations with offices located in Missouri, Illinois, Kentucky, Tennessee, Minnesota and Kansas.

     The Company has significant competition in both its mortgage and consumer lending business, as well as in attracting deposits. The Company's competition for loans is principally from thrift institutions, savings banks, mortgage banking companies, insurance companies and commercial banks. Its most direct competition for deposits historically has come from thrifts, savings banks, commercial banks and credit unions. The Company also has faced additional competition for funds from a number of institutions, including the availability of short-term money market funds and other corporate and government securities funds offered by other financial service companies, such as brokerage firms and insurance companies.

LENDING ACTIVITIES

     GENERAL -- As part of its strategy to manage interest rate risk, the Company originates primarily ARM loans for its own loan portfolio and longer term fixed-rate mortgage loans, most of which are sold immediately into the secondary market. The largest component of its $2.83 billion gross loan portfolio at June 30, 1997, was one-to-four family mortgage loans. At June 30, 1997, one-to-four family mortgage loans totaled $1.37 billion or 48.42% of gross loans, of which $1.05 billion or 76.95% were ARMS. The next two largest loan categories at June 30, 1997 were multi-family and home equity loans, which represented 21.46% and 18.73%, respectively, of gross loans and leases.


     COMPOSITION OF LOAN PORTFOLIO -- The following table sets forth the composition of the Company's gross loan portfolio in dollar amounts and as a percentage of the respective portfolios at the dates indicated.


                                                               June 30,
                                ---------------------------------------------------------------------------
                                        1997                         1996                      1995
                                ---------------------        --------------------      --------------------
                                                      (DOLLARS IN THOUSANDS)
                                             PERCENT                     PERCENT                   PERCENT
                                  AMOUNT     OF TOTAL          AMOUNT    OF TOTAL        AMOUNT    OF TOTAL
                                ----------   --------        ----------  --------      ----------  --------
MORTGAGE LOANS:
  One-to-four family              $1,370,375      48.42%       $1,282,271     49.01%   $1,248,174     51.46%
  Multi-family                       607,402      21.46           542,778     20.75       427,022     17.61
  Home equity                        530,099      18.73           433,897     16.58       371,884     15.33
  Commercial real estate             138,655       4.90           138,498      5.29       127,077      5.24
  Residential construction (1)        62,664       2.21            66,171      2.53        73,265      3.02
  Commercial construction              8,111       0.29             8,324      0.32        11,461      0.47
                                  ----------   --------        ----------  --------    ----------  --------
    Total mortgage loans           2,717,306      96.01         2,471,939     94.48     2,258,883     93.13
                                  ----------   --------        ----------  --------    ----------  --------

COMMERCIAL LOANS, NOT SECURED
  BY REAL ESTATE                      64,082       2.26            77,258      2.95        77,796      3.21

CONSUMER LOANS (2)                    23,475       0.83            41,115      1.57        68,867      2.84

LEASES RECEIVABLE                     25,459       0.90            26,095      1.00        19,963      0.82
                                  ----------   --------        ----------  --------    ----------  --------

GROSS LOANS AND LEASES             2,830,322     100.00%        2,616,407    100.00%    2,425,509    100.00%
                                                 =======                     =======                 =======

LESS:
  Loans in process                    36,314                       33,041                  45,099
  Allowance for loan and
    lease losses                      40,632                       39,804                  33,724
  Unearned income                      8,778                        9,837                   7,035
  Deferred loan origination
    (costs) fees                        (501)                         191                     229
                                  ----------                   ----------              ----------

TOTAL LOANS AND LEASES, NET       $2,745,099                   $2,533,534              $2,339,422
                                  ==========                   ==========              ==========


                                                      June 30,
                                   ------------------------------------------------
                                           1994                      1993
                                   --------------------     -----------------------
                                                (DOLLARS IN THOUSANDS)

                                               PERCENT                    PERCENT
                                     AMOUNT    OF TOTAL         AMOUNT    OF TOTAL
                                   ----------  --------       ----------  --------

MORTGAGE LOANS:
  One-to-four family               $1,028,042     49.04%    $    910,034     51.37%
  Multi-family                        373,554     17.82          284,799     16.08
  Home equity                         343,100     16.37          275,398     15.55
  Commercial real estate              107,999      5.15          106,007      5.98
  Residential construction (1)         75,930      3.62           56,847      3.21
  Commercial construction               5,399      0.26            2,308      0.13
                                   ----------  --------       ----------  --------
    Total mortgage loans            1,934,024     92.26        1,635,393     92.32
                                   ----------  --------       ----------  --------
COMMERCIAL LOANS, NOT SECURED
  BY REAL ESTATE                       50,396      2.40           29,282      1.65

CONSUMER LOANS (2)                     91,457      4.36           83,527      4.72

LEASES RECEIVABLE                      20,361      0.98           23,222      1.31
                                   ----------  --------       ----------  --------

GROSS LOANS AND LEASES              2,096,238    100.00%       1,711,424    100.00%
                                                 ======                     ======

LESS:
  Loans in process                     46,085                     30,374
  Allowance for loan and
    lease losses                       27,973                     22,040
  Unearned income                       4,620                      4,634
  Deferred loan origination
    (costs) fees                          711                      1,297
                                   ----------                 ----------

TOTAL LOANS AND LEASES, NET        $2,016,849                 $1,713,079
                                   ==========                 ==========

(1) Residential construction includes both one-to-four family and multi-family construction.
(2) For purposes of this table, consumer loans do not include home equity loans.

     The following table sets forth the Company's loan originations and loan purchases, sales and principal repayments for the periods indicated. Gross mortgage loans held-for-sale of $34.8 million, $48.4 million, and 43.1 million at June 30, 1997, 1996 and 1995, respectively, are included in the totals.

                                                             YEAR ENDED JUNE 30,
                                                    -------------------------------------
                                                       1997         1996         1995
                                                    -----------  -----------  -----------
                                                               (In thousands)
MORTGAGE LOANS (GROSS):
At beginning of period                              $2,520,371   $2,301,949   $1,959,610
                                                    ----------   ----------   ----------
 Mortgage loans originated:
  One-to-four family                                   550,032      611,277      419,598
  Multi-family                                         133,114      142,118       84,810
  Home equity                                          287,461      254,616      165,754
  Commercial real estate                                20,819       27,793       53,474
  Residential construction(1)                           26,624       20,677       74,510
  Commercial construction                                  772        4,121        7,365
                                                    ----------   ----------   ----------
   Total mortgage loans originated                   1,018,822    1,060,602      802,341
                                                    ----------   ----------   ----------
 Mortgage loans purchased:
  One-to-four family                                    34,878       68,114        2,496
                                                    ----------   ----------   ----------
   Total mortgage loans originated and purchased     1,053,700    1,128,716      804,837
                                                    ----------   ----------   ----------
 Transfer of mortgage loans to real estate owned          (979)        (435)        (693)
 Principal repayments                                 (613,935)    (534,282)    (351,418)
 Sales of loans:
  Exchanged for mortgage-backed securities             (32,033)    (129,484)     (10,708)
  Cash sales                                          (175,056)    (246,093)    (102,849)
                                                    ----------   ----------   ----------
   Total sales of loans                               (207,089)    (375,577)    (113,557)
                                                    ----------   ----------   ----------
At end of period                                    $2,752,068   $2,520,371   $2,301,949
                                                    ==========   ==========   ==========

COMMERCIAL LOANS (GROSS):
At beginning of period                              $   77,258   $   77,796   $   50,396
                                                    ----------   ----------   ----------
 Commercial loans originated                            43,329       50,095       86,926
 Principal repayments                                  (56,505)     (50,633)     (59,526)
                                                    ----------   ----------   ----------
At end of period                                    $   64,082   $   77,258   $   77,796
                                                    ==========   ==========   ==========

CONSUMER LOANS (GROSS)(2):
At beginning of period                              $   41,115   $   68,867   $   91,457
                                                    ----------   ----------   ----------
 Consumer loans originated                              10,657       14,304       37,198
 Principal repayments                                  (28,297)     (40,441)     (58,869)
 Sales of loans - cash sales                               ---       (1,615)        (919)
                                                    ----------   ----------   ----------
At end of period                                    $   23,475   $   41,115   $   68,867
                                                    ==========   ==========   ==========

LEASES RECEIVABLE (GROSS):
At beginning of period                              $   26,095   $   19,963   $   20,362
                                                    ----------   ----------   ----------
 Leases originated                                       4,612       12,450        6,880
 Principal repayments                                   (5,248)      (6,318)      (7,279)
                                                    ----------   ----------   ----------
At end of period                                    $   25,459   $   26,095   $   19,963
                                                    ==========   ==========   ==========

(1) Residential construction includes both one-to-four family and multi-family construction loans.

(2) For purposes of this table, consumer loans do not include home equity loans.

     CONTRACTUAL PRINCIPAL REPAYMENTS -- The following table sets forth the scheduled contractual amortization of the Company's loan portfolio at June 30, 1997. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due within one year.

                                           AT JUNE 30, 1997
                               -----------------------------------------

                                 ONE-TO-                       TOTAL
                                  FOUR-         HOME          ONE-TO-
                                FAMILY(1)     EQUITY(2)     FOUR-FAMILY
                               ----------   ------------   -------------

AMOUNTS DUE:
 Within one year               $   21,559       $ 48,981      $   70,540
 After one year:
  One to three years               46,602         98,089         144,691
  Three to five years              54,499         99,789         154,288
  Five to ten years               180,197        186,228         366,425
  Ten to 20 years                 555,669         55,302         610,971
  Over 20 years                   540,973         41,710         582,683
                               ----------       --------      ----------
 Total due after one year      $1,377,940       $481,118      $1,859,058

 Total amounts due             $1,399,499       $530,099      $1,929,598

LESS:
 Loans in process                 (21,973)                       (21,973)
 Allowance for loan and
  lease losses                    (12,214)        (9,103)        (21,317)
 Unearned income                     (127)           ---            (127)
 Deferred loan origination
  fees                              2,693             40           2,733
                               ----------   ------------   -------------
 Total loans and leases, net   $1,367,878       $521,036      $1,888,914
                               ==========   ============   =============

                                           AT JUNE 30, 1997
                               -----------------------------------------

                                MULTI-        COMMERCIAL     COMMERCIAL
                               FAMILY(1)    REAL ESTATE(1)      LOANS
                               --------     -------------  -------------
                                         (IN THOUSANDS)
AMOUNTS DUE:
 Within one year               $    8,899       $  7,478         $15,637
 After one year:
  One to three years               20,134         16,925          19,142
  Three to five years              23,707         19,948          16,140
  Five to ten years                79,342         30,214          13,163
  Ten to 20 years                 277,721         73,807             ---
  Over 20 years                   228,800            733             ---
                               ----------   ------------   -------------
 Total due after one year      $  629,704       $141,627         $48,445

 Total amounts due             $  638,603        149,105          64,082

LESS:
 Loans in process                     ---        (14,341)            ---
 Allowance for loan and
  lease losses                    (12,862)        (3,577)         (1,621)
 Unearned income                      ---            ---          (1,161)
 Deferred loan origination
  fees                             (3,195)           (10)           (266)
                               ----------   -------------   ------------
 Total loans and leases, net   $  622,546       $131,177         $61,034
                               ==========   ============   =============


                                           AT JUNE 30, 1997
                               -----------------------------------------

                                CONSUMER       LEASES       TOTAL LOANS
                                LOANS(2)     RECEIVABLE      AND LEASES
                               ----------   ------------   -------------
                                         (IN THOUSANDS)
AMOUNTS DUE:
 Within one year               $13,978         $ 5,356       $  121,888
 After one year:
  One to three years             6,830           6,895          214,617
  Three to five years            2,566           5,155          221,804
  Five to ten years                101           3,821          493,066
  Ten to 20 years                  ---           4,232          966,731
  Over 20 years                    ---             ---          812,216
                               -------         -------       ----------
 Total due after one year      $ 9,497         $20,103       $2,708,434

 Total amounts due             $23,475         $25,459       $2,830,322

LESS:
 Loans in process                  ---             ---          (36,314)
 Allowance for loan and
  lease losses                    (325)           (930)         (40,632)
 Unearned income                   (12)         (7,478)          (8,778)
 Deferred loan origination
  fees                           1,239             ---              501
                               -------         -------       ----------
 Total loans and leases, net   $24,377         $17,051       $2,745,099
                               =======         =======       ==========


--------------

(1)  Includes some construction lending.
(2) For purposes of this table, consumer loans do not include home equity loans.

     The following table sets forth at June 30, 1997 that portion of the scheduled contractual principal payments on the Company's loan portfolio due to be received after one year, and whether such loans have fixed or adjustable interest rates.

                                                                DUE AFTER JUNE 30, 1998
                                                           ---------------------------------
                                                            FIXED     ADJUSTABLE     TOTAL
                                                           --------   ----------  ----------
                                                                     (In thousands)
Mortgage loans:
  One-to-four family (1)                                   $323,438   $1,054,502  $1,377,940
  Home equity loans (2)                                     272,348      208,768     481,116
                                                           --------   ----------  ----------
    Total one-to-four family                                595,786    1,263,270   1,859,056
  Multi-family (1)                                          128,675      501,029     629,704
  Commercial real estate (1)                                 79,615       62,012     141,627
Commercial loans                                             21,770       26,675      48,445
Consumer loans (2)                                            9,497          ---       9,497
Leases receivable                                            14,297        5,806      20,103
                                                           --------   ----------  ----------
    Total gross loans and leases due after one year        $849,640   $1,858,792  $2,708,432
                                                           ========   ==========  ==========
------------------------------------------------------
(1)  Includes some construction lending.
(2)  For purposes of this table, consumer loans do not include home equity loans.

     ONE-TO-FOUR FAMILY MORTGAGE LENDING -- The Company's primary lending activity has been the origination of first mortgage loans secured by one-to-four family, owner-occupied primary residences within the Company's primary lending area. To a lesser degree, the Company originates loans secured by non-owner occupied one-to-four family residences.

     The Company offers conventional fixed-rate mortgage loans and ARM loans with maturity dates which typically range from 15 to 30 years. Residential mortgage loans generally are underwritten to Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and other agency guidelines. ARM loans are held in the Company's portfolio and fixed-rate loans typically are held-for-sale, servicing retained, securitized typically through FNMA, FHLMC or Government National Mortgage Association ("GNMA") on a non-recourse basis, and sold in the secondary market. However, during the fiscal year ended June 30, 1997, approximately $94.7 million of the Company's total fixed-rate one-to-four family mortgage loans originated of $262.5 million were originated with the intention to hold to maturity. The Company believes that, in the current rate environment, the yield on fixed-rate loans and the favorable differential between fixed-rate and ARM loan rates makes the retention of some fixed-rate loans desirable. The Company also originates loans in excess of the FNMA/FHLMC maximum loan amount ("jumbo loans"). Fixed-rate jumbo loans generally are sold servicing released without recourse to secondary market purchasers of such loans. ARM jumbo loans are underwritten in accordance with the Company's underwriting guidelines and are retained in the Company's loan portfolio.

     In addition to conventional fixed-rate and ARM loans, the Company originates mortgages utilizing various government programs, including programs offered by the Federal Housing Administration ("FHA") and the Federal Veterans Administration ("VA"). The Company also participates in state-sponsored mortgage programs.

     The retention of ARM loans in the Company's loan portfolio, as opposed to fixed-rate residential loans, helps reduce the Company's exposure to fluctuations in interest rates. However, the ARM loans originated prior to June 30, 1994, typically are tied to cost of funds indicies, have a 1% annual cap on interest rate increases and have a lag effect on interest adjustments. In addition, ARM loans generally pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments from the borrowers rise, thereby increasing the potential for default. In order to minimize the risk associated with ARM loans, borrowers under the Company's one year ARM program generally are qualified at no less than one percent above the initial rate. Due to consumer preference for fixed-rate loans, ARM loans are more difficult to originate in low interest rate environments. ARM loans amounted to 52.3%, 36.2% and 54.8% of the Company's total originations of one-to-four family mortgage loans during the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

     MULTI-FAMILY LENDING -- The Company offers both ARM and fixed-rate multi-family loans with terms up to 30 years. A significant portion of the portfolio is indexed to various "Cost of Funds Indices" which has a lag effect on adjustments. Multi-family loans generally are underwritten in amounts of up to 80% of the lesser of the appraised value or purchase price of the underlying property. Appraisals on properties which secure multi-family loans are performed by an appraiser designated by the Company at the time the application is submitted. All appraisals on multi-family loans are reviewed by Company management. In underwriting such loans, the Company primarily considers the net operating income generated by the real estate to support the debt service, the financial resources and income level of the borrower and the Company's experience with the borrower. To help assess the ability of a property to carry debt service, debt service coverage ratios are calculated. Debt service coverage ratios are a means of estimating risk based upon the relationship of debt service to an estimate of a property's stabilized net operating income. Desired debt service coverage ratios will vary depending upon the size of the loan, and the type and condition of the property. The Company obtains joint and several personal guarantees from the individual borrowers, except in cases where there is substantial borrower equity in the underlying collateral. In addition, the Company's underwriting procedures require verification of the borrower's credit history, an analysis of the borrower's income, personal financial statements and banking relationships, a review of the borrower's property management experience and references, and a review of the property, including cash flow projections and historical operating results. The Company seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments.

     Loans secured by multi-family real estate generally involve a greater degree of credit risk than one-to-four family loans and carry larger loan balances. The increased credit risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Total exposure of the Company in multi-family loans outside the Company's immediate lending area is $73.0 million on 46 properties.

     HOME EQUITY AND CONSUMER LENDING -- The Company has been expanding its consumer lending portfolio because adjustable-rate products can be offered, higher yields can be obtained, there is strong consumer demand for such products, and the Company historically has experienced relatively low delinquency and few losses on such products. In addition, management believes that offering consumer loan products helps to expand the Company's customer base and creates stronger ties to its existing customer base.

     The Company's focus in consumer lending has been the origination of home equity loans. At June 30, 1997, 95.8% of the consumer loan portfolio was in home equity loans. The Company originates both variable-rate and fixed-rate home equity loans with loan-to-value ratios in excess of 80%. Of the home equity loan portfolio, 43.4% carried a variable-rate at June 30, 1997. The variable-rate loans are tied to the prime rate, adjust monthly and range from 0 to 390 basis points over the prime rate, depending upon the loan-to-value ratio. The Company also offers fixed-rate home equity loans, with terms generally in the five-to-fifteen-year range. Both variable-rate and fixed-rate home equity loans are held in the Company's portfolio and are serviced by the Company. In addition to home equity loans, the consumer loan portfolio includes automobile loans, recreational vehicle loans, boat loans and other common consumer loans.

     COMMERCIAL REAL ESTATE LENDING -- At June 30, 1997, the Company's commercial real estate loan portfolio amounted to $138.7 million or 4.9% of the Company's gross loan portfolio. The commercial real estate loans in the Company's portfolio consist of fixed-rate, ARM and balloon loans originated at prevailing market rates, and participation interests in commercial loans originated by other parties. This portfolio generally consists of mortgage loans secured by office buildings, warehouses, industrial buildings and retail centers. The Company currently originates ARM loans secured by commercial real estate at above the rate on U.S. Treasury securities for comparable maturities. These loans typically do not exceed 75% of the lesser of the purchase price or an appraisal by an appraiser designated by the Company. Balloon loans generally are amortized on a 15-to-25 year basis with a typical loan term of three to five years. The Company generally obtains joint and several personal guarantees from the principals involved.

     Loans secured by commercial real estate properties involve a greater degree of risk than residential mortgage loans. Payments on loans secured by commercial real estate are often susceptible to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks by originating commercial real estate loans principally in its market area where it has the ability to more closely monitor and anticipate adverse conditions.

     CONSTRUCTION LENDING -- The Company offers owner-occupied one-to-four family residential and multi-family constructions loans. Construction loans are underwritten in conjunction with the regular first mortgage loan and terminate upon completion of the project. At June 30, 1997, the Company had one-to-four family residential and multi-family construction loans in its loan portfolio aggregating $62.7 million, or 2.21% of the Company's gross loan portfolio. Loan proceeds are disbursed in increments as construction of the residence progresses. Title company disbursement agents are utilized to clear all lien waivers and insure the Company's first lien position. These loans are structured to allow borrowers to pay interest only on the funds advanced during the construction period, which is generally six months. In most cases, the Company structures residential and multi-family construction loans to automatically convert to regular first mortgage loans upon completion of the project and certification of occupancy has been obtained. The Company also provides a limited amount of construction loans secured by multi-family projects and land development loans.

     COMMERCIAL LOANS -- At June 30, 1997, the Company's commercial loan portfolio consisted of loans totaling $64.1 million or 2.3% of the Company's total gross loan portfolio. The commercial loans consist of loans to businesses for equipment purchases and working capital lines of credit, and typically are secured. The market area for commercial loans is primarily the Milwaukee Metropolitan Statistical Area ("MSA"). Approximately 65% of the commercial loans have an interest rate adjusted on a daily basis to the prevailing prime rate. Term loans are amortized over a three- to five-year term and lines of credit are reviewed annually. The largest commercial loan at June 30, 1997 had an outstanding balance of $3.2 million. The largest concentration of commercial loans to one borrower totaled $8.7 million, including the largest commercial loan noted above. All payments under commercial loans were current at June 30, 1997.

     LEASES -- At June 30, 1997, the Company's lease portfolio consisted of commercial leases totaling $25.5 million in net investment or 0.9% of the Company's gross loan and lease portfolio. Commercial leases are originated and held in Security Financial & Leasing Services, Inc. ("SFLS"), a wholly-owned subsidiary of the Company. The commercial leases consist of operating and finance leases of equipment to businesses nationwide. One-third of the portfolio are leases to investment grade companies. All types of equipment are leased.

MORTGAGE BANKING OPERATIONS OF THE COMPANY

     GENERAL -- In connection with the Company's basic business of originating mortgage and other loans, both the Bank and its wholly-owned subsidiary, Security Financial and Mortgage Corporation ("SFMC"), are engaged in the business of mortgage banking, including originating and selling one-to-four family mortgage loans and servicing or selling servicing rights to such mortgage loans. On a consolidated basis, the Company recognized gains on the sale of loans held-for-sale of $1.0 million, $1.5 million and $0.9 million for the years ended June 30, 1997, 1996 and 1995, respectively. In addition, on a consolidated basis, the Company recognized income from loan servicing fees and service charges, which includes loan servicing fees, prepayment fees, late charges and other miscellaneous fees of $7.3 million, $7.7 million and $7.2 million for the years ended June 30, 1997, 1996 and 1995, respectively.

     MORTGAGE LOAN ORIGINATION -- Both fixed-rate mortgage loans and ARM loans are originated by the Company with the mix impacted by the level of market interest rates, customer preference and loan products offered by competitors. Of the $550.0 million in one-to-four family first mortgage loan originations, $262.5 million were fixed-rate loans and $287.5 million were ARM loans. All loan applications, regardless of source, must be underwritten in accordance with the underwriting criteria established by the Company, including loan-to-value ratios, borrower income qualifications, investor requirements, private mortgage insurance for loans in excess of 85% of the fair market value of the underlying property, and property appraisal requirements. The Company primarily originates one-to-four family residential mortgage loans in conformity with FNMA, FHLMC and other agency guidelines, including FHA and VA, to facilitate the sale of fixed-rate residential mortgage loans in the secondary mortgage market. The Company also originates loans in amounts and terms that do not meet all such guidelines. Non-conforming conventional loans are underwritten to the standards of the specific investor with which the Company has entered into a commitment to sell.

     The Company also originates loans under the FHA, VA and various state, county and city mortgage revenue bond programs. All loans made under these programs are underwritten to and must meet all requirements of the appropriate state, county, city, or federal agency. Most of the loans originated under governmental agency programs are sold either to secondary market purchasers of such loans or, directly to the sponsor agency, on a non-recourse basis.

     Loan commitments are issued as soon as possible upon completion of the underwriting process, and mortgage loans are closed as soon as title clearance and other required procedures have been completed. The Company had outstanding mortgage commitments of $69.7 million and $78.3 million as of June 30, 1997 and 1996, respectively.

     SALE OF MORTGAGE LOANS -- The Company typically holds for sale, servicing retained, the fixed-rate conventional mortgage loans originated and securitized pools of such loans on a non-recourse basis, to the secondary market. As such, the Company does not assume liability to investors in the event of borrower delinquency or foreclosure. The Company, in order to manage its interest rate risk, primarily sells fixed-rate 15- and 30-year mortgage loans, and retains
ARM loans for its loan portfolio. During the fiscal year ended June 30, 1997, however, approximately $94.7 million, or 36.1% of the Company's total fixed-rate one-to-four family mortgage loans originated of $262.5 million were originated with the intention to hold to maturity. The Company believes that, in the current rate environment, the yield on fixed-rate loans and the favorable differential between fixed-rate and ARM loan rates makes the retention of some fixed-rate loans desirable. All of the Company's FHA and VA loans are pooled and sold in the secondary market by the Bank and SFMC. Mortgage loans held-for-sale by the Company are carried at the lower of cost or market, and losses, if any, are recorded on the financial statements of the Company, irrespective of when the asset is ultimately sold. Gains, if any, are recognized at the time the loan is sold and funded. Gains or losses on sale result primarily from two factors. First, the Company may make a loan to a borrower at a price which is higher or lower than the Company would receive because of changes in interest rates. Second, gains and losses result from the actual number of loan closings being greater or less than anticipated. For the years ended June 30, 1997 and 1996, mortgage loans sold totaled $207.1 million and $375.6 million, with gains of $1.0 million and $1.5 million, respectively.

     The Company is subject to interest rate risk on fixed-rate loans from the point in time that the rate is locked or a commitment is made to the borrower, until the sale and delivery of the related security. The Company utilizes various financial techniques to mitigate this element of interest rate risk, including option strategies and forward sales commitments. Interest rates, fees and loan terms offered typically are priced to the yields prevailing in the 90-day forward mortgage-backed securities market. The Company also minimizes interest rate risk on commitments made to borrowers primarily by a combination of mandatory forward cash sales in the secondary mortgage markets and options on such.

     In connection with the sale of mortgage loans in the secondary market, the Company makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards, and accuracy of information. In the event of a breach of such representations and warranties, the Company may be required to repurchase such loans from the secondary market investors. Typically, any flaws with respect to these repurchased loans are corrected. To date, the Company has repurchased a nominal number of loans. However, there can be no assurance that in the future the Company may not be required to repurchase a greater number of loans.

     LOAN SERVICING -- Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, administering escrow funds for payment of mortgage-related expenses such as taxes and insurance, advancing funds to cover delinquent tax payments, making inspections as required of the mortgage premises, contacting delinquent mortgagors, and supervising foreclosures and property dispositions in the event of unremedied defaults. A servicer's obligation to provide mortgage loan servicing and its right to collect fees are set forth in a servicing contract. Servicing rights represent a contractual right to collect fees for servicing a loan and not a beneficial ownership in the underlying mortgage loans.

     The Company generally retains servicing on the majority of mortgage loans sold in the secondary market. As compensation for providing servicing, the Company receives loan servicing fees, which represent the difference between the interest rate charged the borrower and the coupon rate at which such loans are securitized. Servicing fees are collected out of monthly mortgage payments. Other sources of loan servicing revenue include late charges, miscellaneous fees (such as loan assumption fees) and administrative fees derived from various optional credit life and disability insurance programs. Servicing portfolios are subject to reduction by normal amortization, by prepayment or by foreclosure of delinquent loans.

     The origination of mortgage loans and the related sales of the loans with servicing retained provides the Company with an additional source of
non-interest income through loan servicing fees.   Mortgage loans serviced for
others totaled $1.5 billion at both June 30, 1997 and 1996. Total loan servicing fee and service charges for the years ended June 30, 1997, 1996 and 1995 were $7.3 million, $7.7 million and $7.2 million, respectively.

     The degree of credit risk of a servicing portfolio is largely dependent upon the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the credit risk to the servicer is the cost of temporary advances of funds. All loans sold to FNMA and FHLMC with servicing retained are on a non-recourse basis. In connection with servicing mortgage-backed securities, the Company is required to advance certain principal and interest payments to investors prior to collection of such payments from specific mortgagors. Because the payment of principal and interest is guaranteed by various agencies, the advances made generally are recovered in the event of default or foreclosure. The amount of such advances recovered is dependent upon the terms of the specific servicing agreement and the obligation of the Company thereunder. Foreclosure expense and Real Estate Owned ("REO") losses relative to loan servicing activities for investors and agencies for the years ended June 30, 1997 and 1996 totaled approximately $9,400 and $18,900, respectively. In addition, reserves are provided for advances which are deemed uncollectible.

     SALE OF LOAN SERVICING RIGHTS -- Loan servicing rights are sold from time to time depending upon profit levels, cash requirements and the market price for servicing rights. Among the factors that influence the value of servicing rights are servicing fee rates, anticipated prepayment rates, average loan balances, servicing costs, escrow balances, delinquency and foreclosure experience, required rates of return, supply and demand relationships and new regulations. Additionally, the decision to sell servicing rights and the timing of such sales may impact revenues and earnings on a quarterly basis.

During the years ended June 30, 1997, 1996 and 1995, servicing rights on loans with aggregate principal balances of $54.7 million, $138.2 million and $55.6 million, respectively, were sold, and net gains on the sale of servicing rights totaled $0.7 million, $0.8 million and $0.5 million, respectively.

     In the ordinary course of business, the Company has liability under representations and warranties made to purchasers of servicing rights. The Company may be required to repurchase the related mortgage loans in the event of a breach of such representations or warranties. Losses from any breaches of representations and warranties have been nominal. In connection with the purchase of servicing rights, the Company also has liability to the investor as a successor to the third party originators' representations and warranties in the event of breaches of such representations and warranties. In such case, the Company may be required to repurchase such mortgage loans with any subsequent loss on the mortgage loan being borne by the Company. Losses from breaches of representations and warranties have not been material to operating results.

     PURCHASE OF LOANS -- The Company has, from time to time, purchased loans originated by other lenders which are then securitized and sold in the secondary market. Loans purchased by the Bank have consisted primarily of ARM loans and loans originated in areas outside of Wisconsin, in an attempt to keep the Company's loan portfolio relatively interest rate sensitive and to provide for geographical diversification. Occasionally, loans are purchased to complete minimum loan pool sizes or, in limited situations, to accommodate agency requests. The carrying value of loans purchased by the Company at June 30, 1997 was $333.7 million. The purchased loan portfolio at June 30, 1997 consisted of $17.9 million of participation interests and $315.8 million of whole loans which are serviced either by the Company or others.

LOAN APPROVAL

     The Company's underwriters are authorized by the Executive Committee of the Board of Directors to approve loans and leases up to a specified limit. All loan applications exceeding this limit require additional loan approval from a senior loan officer and the Executive Committee (which is comprised of representatives of both senior management and the Board of Directors), depending on the loan size as compared to a graduated approval scale. The Company's Board of Directors reviews all loans made on a monthly basis. All loan decisions made are subject to ratification by the Board of Directors at their monthly meeting.


DELINQUENCIES, NON-PERFORMING ASSETS AND CLASSIFIED ASSETS

     DELINQUENT LOANS -- When a borrower fails to make a required payment on a loan, the Company contacts the borrower. In the case of residential and commercial real estate loans, a late notice is sent 15 days after the due date. If the delinquency is not cured by the 30th day, contact with the borrower is made by telephone. Additional written and verbal contacts are made with the
borrower between 30 and 90 days after the due date.   In the event a loan
payment is past due for more than 90 days, the Company will review the loan status, the condition of the property and circumstances of the borrower. Based upon the results of its review, the Company may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure or, when deemed necessary, initiate foreclosure proceedings. If foreclosed on, real property is sold at a public sale and the Company may bid on the property to protect its interest. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the value of the property, the extent of delinquency, and the borrower's ability and willingness to cooperate in curing delinquencies. With respect to delinquencies on FHA, VA or other governmental loan program mortgages, the Company follows the appropriate notification and foreclosure procedures prescribed by the respective agencies.

     On mortgage loans or loan participations purchased by the Company, the Company receives monthly reports from its loan servicers with which it monitors the loan portfolio. Based upon servicing agreements with the servicers of the loan, the Company relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Company and its servicing agents.

     Delinquent consumer, home equity, and commercial loans are handled generally in a similar manner, except that initial contacts are made when the payment is 10 days past due and personal contacts are made when the loan becomes more than 20 days past due.

     NON-PERFORMING ASSETS -- Loans are placed on non-accrual status when, in the judgment of Company management, the probability of collection of principal or interest is deemed insufficient to warrant further accrual of interest. The Company discontinues the accrual of interest on loans when the principal or interest payment is contractually past due 90 days or more. When a loan is placed on non-accrual status, all of the accrued interest on that loan is reversed by way of a charge to interest income. Accrual of interest on a non-accrual loan is resumed when all contractually past due payments are current and when management believes the outstanding loan principal and contractually due interest is likely to be collected.

     Property acquired by the Company as a result of a foreclosure, property upon which a judgment of foreclosure has been entered but prior to foreclosure sale (prior to fiscal 1994), and property which has been in substance foreclosed, are classified as foreclosed properties, and real estate in judgment (prior to fiscal 1994). Foreclosed properties are recorded at the lower of the unpaid principal balance of the related loan or fair value less estimated costs to sell. At the time a property is classified a foreclosed property, the amount by which the loan balance exceeds the fair value, less estimated costs to sell, is charged against the allowance for loan losses. Any subsequent reduction in the carrying value of a foreclosed property, along with expenses incurred to maintain or dispose of a foreclosed property, is charged against current earnings. Valuations are performed periodically, and an allowance for loss is established by a charge to expense if the carrying value of a property exceeds fair value less estimated costs to sell. At June 30, 1997, the Company had 2 foreclosed properties with a carrying value of $0.1 million.

     Non-performing loans include loans placed on non-accrual status, those previoiusly classified as REJ, and troubled debt restructurings.
Non-performing assets include non-performing loans and foreclosed properties. The following table sets forth non-performing loans and assets:

                                                                                         At June 30,
                                                          --------------------------------------------------------------------
                                                              1997            1996           1995         1994          1993
                                                            -------         --------       -------       ------       -------
                                                                                        (In thousands)
MORTGAGE LOANS:
  Non-accrual                                               $ 4,176           $3,516       $ 3,251       $3,141       $ 2,667
  Troubled debt restructurings                                  ---              ---           ---          ---           ---
                                                            -------         --------       -------       ------       -------
    Total non-performing mortgage loans                       4,176            3,516         3,251        3,141         2,667
                                                            -------         --------       -------       ------       -------
COMMERCIAL LOANS:
  Non-accrual                                                   ---              ---           ---          ---           ---
  Troubled debt restructurings                                  ---              ---           ---          ---           ---
                                                            -------         --------       -------       ------       -------
    Total non-performing commercial loans                       ---              ---           ---          ---           ---
                                                            -------         --------       -------       ------       -------
CONSUMER LOANS                                                  117              130           144           31            99
LEASES RECEIVABLE                                                35              ---           ---          ---           ---
                                                            -------         --------       -------       ------       -------
    Total non-performing loans                                4,328            3,646         3,395        3,172         2,766
                                                            -------         --------       -------       ------       -------
FORECLOSED PROPERTIES:
  Real estate in judgment                                       ---              ---           ---          ---         1,964
  Real estate owned                                              96              289           368        1,619           659
                                                            -------         --------       -------       ------       -------
    Total real estate in judgment and real estate owned          96              289           368        1,619         2,623
  Less: allowance for losses                                     --              ---           ---          ---           420
                                                            -------         --------       -------       ------       -------
  Net real estate in judgment and real estate owned              96              289           368        1,619         2,203
                                                            -------         --------       -------       ------       -------
    Total non-performing assets                             $ 4,424           $3,935       $ 3,763       $4,791       $ 4,969
                                                            =======         ========       =======       ======       =======

  Total non-performing loans to gross loans                    0.15 %           0.14 %        0.14 %       0.15 %        0.15 %
  Allowance for loan and lease losses to total non-
    performing loans                                         939.03 %       1,091.78 %      993.63 %     881.95 %      796.82 %
  Total non-performing assets to total assets                  0.12 %           0.11 %        0.12 %       0.19 %        0.22 %
  Ratio of allowance for loan and lease losses to total
    non-performing assets at the end the period              918.65 %       1,011.46 %      896.28 %     583.86 %      443.56 %
  Interest on non-performing loans in accordance with
    original terms                                          $   223           $  168       $   275       $  204       $   262
  Interest income included in net income                        ---                4            69           99           126
                                                            -------         --------       -------       ------       -------
    Net reduction of interest income                        $   223           $  164       $   206       $  105       $   136
                                                            =======         ========       =======       ======       =======


     Most of the Company's loans are secured by one-to-four family properties. There are no concentrations of loans exceeding 10% of loans which are not otherwise disclosed as a category of loans.

     CLASSIFICATION OF ASSETS -- Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions by regulatory authorities, regulatory examiners have authority to identify problem assets as Substandard, Doubtful or Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the Company is not warranted. Assets classified as Substandard or Doubtful require the Company to establish prudent allowances for loan losses. Assets classified as Loss are charged off.

     At June 30, 1997, the Company had $2.052 million of assets classified as "Substandard." There were no assets classified as "Doubtful" at June 30, 1997. None of the classified assets are considered to represent either individually or in the aggregate any material loss to the Company; however, such risk has been considered in establishing the allowance for loan and lease losses.

     ALLOWANCE FOR LOAN AND LEASE LOSSES -- Under federal regulations, when an insured institution classifies problem assets as either Substandard or Doubtful, it is required to establish allowances for loan and lease losses in an amount deemed prudent by management. Allowances are established to recognize the inherent risks associated with lending activities. The Company's determination as to its classification of assets and its valuation allowance is subject to review by the Division of Savings Institutions ("DSI") in the Wisconsin Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation (the "FDIC") which can order the establishment of additional loss allowances.

     The allowance for loan and lease losses is established through a provision for loan and lease losses based on management's evaluation of the risk inherent in its portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated value of the underlying collateral, the nature and type of collateral, economic conditions, recent loan and lease loss experience, industry standards, regulatory considerations and other factors that warrant recognition in providing for an adequate loss allowance. There can be no assurance that the allowance for loan and lease losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for loan and lease losses will not be required.

     The following table sets forth the Company's allowance for loan and lease losses at the dates indicated.




                                                                  FOR THE YEAR ENDED JUNE 30,
                                                 ------------------------------------------------------------
                                                   1997        1996            1995        1994        1993
                                                 --------    ---------       --------    --------    --------
                                                                       (In thousands)
Balance at beginning of period                   $39,804     $ 33,724        $27,973     $22,040     $15,427
Provision for loan losses                          1,247        5,625          5,867       5,999       9,808
Net (Charge-offs) or recoveries (1):
 Mortgage loans:
  One-to-four family                                 (98)         (17)           (39)        186        (186)
  Multi-family                                        10           16             20          23         (79)
  Commercial real estate                             (23)          10              8         (46)        (60)
  Residential construction                           ---          ---            ---         ---         ---
  Commercial construction                            ---          ---            ---         ---         ---
  Home equity                                        (94)         (48)           (47)        (48)        (32)
                                                 -------     --------        -------     -------     -------
 Total mortgage loans                               (205)         (39)           (58)        115        (357)
 Commercial loans                                    (32)         591             84        (402)     (3,076)
 Consumer loans                                     (182)         (96)          (138)       (119)       (146)
 Leases receivable                                   ---           (1)            (4)        ---         (10)
                                                 -------     --------        -------     -------     -------
Total net (charge-offs) or recoveries               (419)         455           (116)       (406)     (3,589)
                                                 -------     --------        -------     -------     -------
Reclassified allowance                               ---          ---            ---         340         394
                                                 -------     --------        -------     -------     -------
Balance at end of period                         $40,632     $ 39,804        $33,724     $27,973     $22,040
                                                 =======     ========        =======     =======     =======
Ratio of allowance for loan and lease losses to
 gross loans receivable at the end of period         1.44 %       1.52 %         1.39 %      1.33 %      1.24 %
Ratio of allowance for loan and lease losses
 to non-performing loans at the end of period      939.03 %   1,091.78 %       993.63 %    881.95 %    796.82 %
Ratio of net charge-offs (recoveries)to
 average gross loans during period(1)                0.02 %      (0.02)%         0.01 %      0.02 %      0.21 %

---------------
(1) Recoveries are insignificant in any of the years, except the following. During the year ended June 30, 1993, the Company charged off approximately $3.1 million related to a commercial loan, and $0.4 million of a previously charged-off commercial loan was recovered and is shown net of additional provisions. The $3.1 million charge-off is attributable to credit extended to a discount drug store chain. This loan was originated in October 1990 as a $5.0 million participation in an $18.0 million loan secured by fixtures in 35 stores throughout the country. In August 1992, the company filed Chapter 11 bankruptcy. Since then, $0.7 million has been recovered. Future recoveries are indeterminable.

     The following table shows the Company's total allowance for loan and lease losses and the allocation to the various categories of loans held for investment at the dates indicated.





                                                                    AT JUNE 30,
                                   ---------------------------------------------------------------------
                                               1997                                 1996
                                   -----------------------------       -------------------------------
                                                         % OF                                  % OF
                                                       LOANS IN                              LOANS IN
                                              % OF     CATEGORY                     % OF     CATEGORY
                                             TOTAL     TO TOTAL                    TOTAL     TO TOTAL
                                            LOANS BY  OUTSTANDING                 LOANS BY  OUTSTANDING
                                   AMOUNT   CATEGORY     LOANS           AMOUNT   CATEGORY     LOANS
                                   ------   --------     -----           ------   --------     -----
                                                            (In thousands)
BREAKDOWN OF ALLOWANCE:
MORTGAGE LOANS:

One-to-four family                 11,241      .82%       48.42%        $13,588     1.06%       49.01%

Multi-family                       12,862     2.12        21.46          10,931     2.01        20.75

Commercial real estate              3,577     2.58         4.90           3,492     2.52        16.58

Residential construction              776     1.24         2.21           1,237     1.87         5.59

Commercial construction               197     2.43          .29             211     2.53         2.53

Home equity                         9,103     1.72        18.73           6,923     1.60         0.32
                                   ------                 -----          ------                 -----
  Total mortgage loans             37,756     1.39        96.01          36,382     1.47        94.48

COMMERCIAL LOANS NOT
 SECURED BY REAL ESTATE             1,621     2.53         2.26           2,062     2.66         2.95

CONSUMER LOANS                       325      1.38          .83             584     1.43         1.57

LEASES RECEIVABLE                    930      3.65          .90             776     2.97         1.00
                                  ------                  -----          ------                 -----
Total allowance for loan and
lease losses                      40,632      1.44%      100.00%        $39,804     1.52%      100.00%
                                 =======     =====       ======         =======    =====       ======

                                                                        AT JUNE 30,
                              ----------------------------------------------------------------------------------------------------
                                             1995                             1994                              1993
                               --------------------------------  -------------------------------  --------------------------------
                                                       % OF                             % OF                              % OF
                                                     LOANS IN                         LOANS IN                          LOANS IN
                                            % OF     CATEGORY                % OF     CATEGORY                 % OF     CATEGORY
                                           TOTAL     TO TOTAL               TOTAL     TO TOTAL                TOTAL     TO TOTAL
                                          LOANS BY  OUTSTANDING            LOANS BY  OUTSTANDING             LOANS BY  OUTSTANDING
                                AMOUNT    CATEGORY     LOANS      AMOUNT   CATEGORY     LOANS      AMOUNT    CATEGORY     LOANS
                                ------    --------     -----      ------   --------     -----      ------    --------     -----
                                                                           (In thousands)
BREAKDOWN OF ALLOWANCE:
MORTGAGE LOANS:

One-to-four family               $12,991     1.04%       51.46%   $10,073     0.98%       49.04%    $ 8,596     0.94%       51.37%

Multi-family                       6,363     1.49        17.61      5,285     1.41        17.82       4,601     1.62        16.08

Commercial real estate             3,223     2.60         5.24      2,630     2.43         5.15       2,058     1.94         5.98

Residential construction             921     1.26         3.02        779     1.03         3.62         599     1.05         3.21

Commercial construction              173     1.51         0.47          9     0.16         0.26          35     1.51         0.13

Home equity                        6,151     1.65        15.33      5,416     1.58        16.37       3,247     1.18        15.55
                                  ------                 -----     ------                 -----       -----                 -----

  Total mortgage loans            29,822     1.32        93.13     24,192     1.25        92.26      19,136     1.17        92.32

COMMERCIAL LOANS NOT
 SECURED BY REAL ESTATE            1,938     2.74         3.21      1,311     2.60         2.40         612     2.09         1.65

CONSUMER LOANS                     1,381     2.01         2.84      1,831     2.00         4.36       1,298     1.55         4.72

LEASES RECEIVABLE                    583     2.92         0.82        639     3.14         0.98         994     4.28         1.31
                                  ------                 -----     ------                 -----       -----                 -----
Total allowance for loan and
lease losses                     $33,724     1.39%      100.00%   $27,973     1.33%      100.00%    $22,040     1.24%      100.00%
                                 =======     ====       ======    =======    =====      =======     =======    =====       ======

It is not anticipated that charge-offs during the year ending June 30, 1998 will exceed the amount allocated to any individual category of loans.

INVESTMENT ACTIVITIES


     GENERAL -- The investment policy of the Company, which is established by the Board of Directors, is designed primarily to provide and maintain required liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and compliment the Company's lending activities. The Company's investment policy permits investment in various types of assets permissible under state regulations, which include U.S. Treasury obligations, securities of various federal agencies, municipal obligations, corporate notes, mutual funds, certain certificates of deposits of insured banks and savings institutions, certain bankers' acceptances, the sale of federal funds, mortgage-backed securities, collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduit securities ("REMICs").

     Guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as "held-to-maturity," "available-for-sale," or "trading." These guidelines were established by the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which was adopted by the Company on July 1, 1994. "Held-to-maturity" securities include securities the Company has the ability and intent to hold to maturity. These securities are carried at amortized cost. "Available-for-sale" securities include securities that management either intends to use as part of its asset/liability management strategy or that it does not intend to hold to maturity. These securities are carried at market value and unrealized holding gains and losses are excluded from earnings and reported net of tax effect as a separate component of equity. "Trading" securities are securities held for short-term/trading purposes. At June 30, 1997, the Company had no trading account securities, and the Board of Directors had not authorized the establishment of a trading account. The Company has incorporated the requirements of regulatory guidelines into the Company's investment policy and has categorized its investments in those prescribed categories.

     INVESTMENT SECURITIES -- The Bank invests in various types of liquid assets that are permissible investments for state chartered savings banks, including U.S. Treasury obligations, securities of various federal agencies, municipal securities, certain certificates of deposit of insured banks and savings institutions, federal funds, mutual funds, repurchase agreements, commercial paper and the Federal Home Loan Bank's (the "FHLB") Daily Investment Deposit Account. The Company also invests in investment grade corporate debt securities and asset-backed securities. Subject to certain investment restrictions applicable to Wisconsin chartered savings banks, the Company's current investment policy permits only purchases of investments rated investment grade by a nationally recognized rating agency.

     MORTGAGE-BACKED SECURITIES -- Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgage loans, the principal and interest payments on which are passed from the mortgage loan originators through intermediaries (generally Government Sponsored Enterprises "GSEs") that pool and repackage the participation interest in the form of securities for sale to investors such as the Company. Such GSEs, which guarantee the payment of principal and interest to investors, include FHLMC, FNMA and GNMA. Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

     Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgage loans that have loans with interest rates that are within a range and have similar maturities. The underlying pool of mortgages can be composed of either fixed-rate mortgages or ARM loans. Mortgage-backed securities generally are referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgage loans, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder while the credit risk is not, if guaranteed. The life of a mortgage-backed pass-through security is equal to the average lives of the underlying mortgage loans and is dependent on rates of prepayments which are significantly influenced by changes in the interest rate environment. Recent prepayment activity on the $53.1 million of mortgage-backed securities held by the Company as of June 30, 1997 has been accelerating as interest rates have recently experienced sporadic declines.

     MORTGAGE-RELATED SECURITIES -- Collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduit securities ("REMICs") typically are issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage-related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security than the underlying pass-through pools. Accordingly, under this security structure all principal paydowns from the various mortgage pools are allocated to a mortgage-related securities' class or classes structured to have priority until it has been paid off.

     The Company's investment in any one REMIC, CMO or other asset-backed issue is limited to $25.0 million. In addition, these instruments must be rated in one of the two highest categories by Moody's Investors Service, Inc. ("Moody's") or Standard and Poor's Corporation ("S&P's"). Prior to the purchase of mortgage derivative products, management must determine that the subject product is not a "high risk" mortgage security, as defined by the FDIC, and if so, is prohibited from purchasing such security.

     The Company held $358.2 million of CMOs at June 30, 1997, which represented 87.1% of the mortgage-backed and related securities portfolio. The entire balance of CMOs was classified as available-for-sale. Prepayments on the CMOs have been minimal and within guidelines used to analyze the securities at the time of purchase. The interest rates on the CMOs adjust monthly based on changes in the one-month LIBOR (London Inter-Bank Offered Rate) and contain provisions which limit the maximum interest rate on these securities to an average of 9.32%.

   There were no REMICs held by the Company at June 30, 1997, 1996 and 1995.

         COMPOSITION OF THE COMPANY'S INVESTMENT SECURITIES PORTFOLIO


The following tables set forth certain information regarding the amortized cost and market values of the Company's investment securities "held-to-maturity" and "available-for-sale".





                                                                            AT JUNE 30,
                                               -------------------------------------------------------------------
                                                             1997                               1996
                                               -------------------------------     -------------------------------
                                                 AMORTIZED    % OF     MARKET       AMORTIZED    % OF     MARKET
                                                   COST       TOTAL    VALUE          COST       TOTAL     VALUE
                                               ------------  -------  --------     -----------  -------  ---------
                                                                             (In thousands)
HELD-TO-MATURITY
    INVESTMENT SECURITIES:
 U.S. Treasury securities and
  obligations of U.S. Gov't corp
  and agencies                                      ---         ---        ---          ---        ---         ---
 Corporate debt securities                          ---         ---        ---          ---        ---         ---
 Municipal securities                               ---         ---        ---          ---        ---         ---
 Other securities                                   ---         ---        ---          ---        ---         ---
                                               --------     -------   --------       ------     ------    --------
   Total investment securities                      ---         ---        ---          ---        ---         ---
                                               ========     =======   ========       ======     ======    ========
AVAILABLE-FOR-SALE (1)
    INVESTMENT SECURITIES:
 U.S. Treasury securities and
  obligations of U.S. Gov't corp
  and agencies                                 $179,960       64.85%  $184,584     $131,264      37.45%   $132,426
 Corporate debt securities                       60,277       21.72     60,386      165,535      47.23     166,382
 Municipal securities                            37,072       13.36     37,157       53,524      15.27      53,229
 Other securities                                   175        0.07        175          150       0.05         150
                                               --------     -------   --------     --------     ------    --------
   Total investment securities                 $277,484      100.00%  $282,302     $350,473     100.00%   $352,187
                                               ========     =======   ========     ========     ======    ========

                                                         AT JUNE 30,
                                               -------------------------------
                                                            1995
                                               -------------------------------
                                                 AMORTIZED    % OF     MARKET
                                                   COST       TOTAL    VALUE
                                               ------------  -------  --------
                                                        (In thousands)
HELD-TO-MATURITY
    INVESTMENT SECURITIES:
 U.S. Treasury securities and
  obligations of U.S. Gov't corp
  and agencies                                  $ 24,999     12.60%   $ 24,936
 Corporate debt securities                       135,196     68.15     135,310
 Municipal securities                             38,088     19.20      37,783
 Other securities                                    100      0.05         100
                                                --------    -------   --------
   Total investment securities                  $198,383    100.00%   $198,129
                                                ========    =======   ========
AVAILABLE-FOR-SALE (1)
    INVESTMENT SECURITIES:
 U.S. Treasury securities and
  obligations of U.S. Gov't corp
  and agencies                                  $  8,464      4.79%   $ 10,671
 Corporate debt securities                        79,873     45.25      81,627
 Municipal securities                             88,173     49.96      88,183
 Other securities                                    ---       ---         ---
                                                --------    -------   --------
   Total investment securities                  $176,510    100.00%   $180,481
                                                ========    =======   ========

     (1) SFAS 115, which created the available-for-sale classification, was adopted by the Company on July 1, 1994. See Note 1 to Notes to Consolidated Financial Statements. In November, 1995 the FASB issued a special report, A Guide to Implementation of Statement 115 on Accounting for certain investments in Debt and Equity Securities. Pursuant to the guidance provided therein, the Company, at December 1, 1995, reclassified its entire held-to-maturity portfolio to available-for-sale.



As of June 30, 1997, there was no single security of any issuer that exceeded ten percent of stockholders' equity, except government issued mortgage-backed and related securities.

     The table below sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Company's investment securities "available-for-sale" at June 30, 1997. The weighted average yields on Municipal securities are presented on a before-tax-equivalent basis, which reflects a federal income tax rate of 35%.


                                                               AT JUNE 30, 1997 (1)
                                 ------------------------------------------------------------------------------------
                                                                    OVER ONE TO FIVE              OVER FIVE TO TEN
                                     ONE YEAR OR LESS                     YEARS                       YEARS
                                 -------------------------     -------------------------     ------------------------
                                                  WEIGHTED                      WEIGHTED                    WEIGHTED
                                 AMORTIZED        AVERAGE       AMORTIZED       AVERAGE      AMORTIZED      AVERAGE
                                   COST            YIELD          COST           YIELD         COST          YIELD
                                 ---------        --------      ---------       --------     ---------      ---------
                                                                    (In thousands)
AVAILABLE-FOR-SALE
INVESTMENT SECURITIES:
U.S. Treasury securities
 and obligations of U.S.
 Gov't corp and agencies          $ 158,882         5.99%      $  20,950         6.35%      $     ---     $    ---%
Corporate debt securities            45,203         6.50          15,074         6.33             ---          ---
Municipal securities                 10,355         5.76          26,717         4.84%            ---          ---
Other securities                        ---          ---             ---          ---             175         7.57
                                  ---------      -------       ---------      -------       ---------     --------
Total available-for-sale
 investment securities            $ 214,440         6.09%         62,741         5.70%      $     175         7.57%
                                  =========      =======       =========      =======       =========     ========





                                                                AT JUNE 30, 1997 (1)
                             ---------------------------------------------------------------------------------------

                                   OVER TEN YEARS                            INVESTMENT SECURITIES TOTALS
                             --------------------------         ----------------------------------------------------

                                                                  AVERAGE
                                                 WEIGHTED        REMAINING                 APPROXIMATE      WEIGHTED
                                AMORTIZED        AVERAGE         YEARS TO    AMORTIZED        MARKET         AVERAGE
                                  COST            YIELD          MATURITY      COST           VALUE          YIELD
                             ------------      ----------       ----------   ---------     -----------     ---------
                                                                    (In thousands)
AVAILABLE-FOR-SALE
INVESTMENT SECURITIES:
U.S. Treasury securities
 and obligations of U.S.
 Gov't corp and agencies          $     128        31.10%           0.62     $179,960        $184,584         6.05%
Corporate debt securities               ---          ---            0.76       60,277          60,386         6.45
Municipal securities                    ---          ---            1.47       37,072          37,157         5.10
Other securities                        ---          ---            7.78          175             175         7.57
                                  ---------      -------       ---------     --------        --------     --------
Total available-for-sale
 investment securities            $     128        31.10%           0.77     $277,484         282,302         6.01%
                                  =========      =======       =========     ========        ========     ========

         (1)  See Note 3 to Notes to Consolidated Financial Statements.


As of June 30, 1997, there was no single security of any issuer that exceeded ten percent of stockholders' equity, except government issued mortgage-backed and related securities.

COMPOSITION OF THE COMPANY'S MORTGAGE-BACKED AND RELATED SECURITIES PORTFOLIO


     The tables below set forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Company's mortgage-backed and related securities "available-for-sale" at June 30, 1997.



                                                                          AT JUNE 30, 1997
                                               -----------------------------------------------------------------------
                                                 ONE YEAR OR LESS     OVER ONE TO FIVE YEARS    OVER FIVE TO TEN YEARS
                                                -------------------   ----------------------    ----------------------

                                                            WEIGHTED                WEIGHTED                  WEIGHTED
                                                AMORTIZED   AVERAGE    AMORTIZED    AVERAGE     AMORTIZED     AVERAGE
                                                  COST       YIELD       COST        YIELD        COST         YIELD
                                                ---------   --------  -----------  ---------    ----------   ---------
                                                                       (Dollars in thousands)
AVAILABLE-FOR-SALE:

MORTGAGE-BACKED SECURITIES:                      $   ---      ---%     $   296        8.15%       $  469        8.32%
      GNMA                                           ---      ---          ---         ---           ---         ---
      FHLMC                                          ---      ---      $    20        9.61           ---         ---
      FNMA                                       -------   ------      -------       -----        ------       -----

        Total mortgage-backed securities         $   ---      ---%      $  316        8.24%       $  469        8.32%


Mortgage-related securities:
      CMOs                                       $   ---      ---%      $  ---         ---%       $  ---         ---%
      REMICs                                         ---      ---          ---         ---           ---         ---
                                                 -------  -------       ------       -----        ------       -----
        Total mortgage-related securities            ---      ---%      $  ---         ---        $  ---         ---%
                                                 -------  -------       ------       -----        ------       -----

        Total Mortgage-backed and related
        securities available-for-sale                ---      ---          316        8.24%       $  469        8.32%
                                                 =======  =======       ======       =====        ======       =====

                                                                         AT JUNE 30, 1997
                                        -----------------------------------------------------------------------------------
                                               OVER TEN YEARS                                TOTALS
                                        ----------------------------  -----------------------------------------------------
                                                                         AVERAGE
                                                         WEIGHTED       REMAINING                    APPROXIMATE   WEIGHTED
                                         AMORTIZED       AVERAGE         YEARS TO       AMORTIZED      MARKET      AVERAGE
                                           COST           YIELD          MATURITY         COST         VALUE         YIELD
                                         ---------    -------------   -----------     -----------   -----------   ---------
                                                                     (Dollars in thousands)
AVAILABLE-FOR-SALE:

MORTGAGE-BACKED SECURITIES:                $  1,315      9.07%         14.45          $  2,080        $  2,192     8.77%
      GNMA                                   49,544      7.64%         16.05            49,544          50,849     7.64
      FHLMC                                     ---       ---           3.92                20              21     9.61
      FNMA                                 --------     -----        -------          --------        --------    -----

        Total mortgage-backed securities   $ 50,859      7.68%         15.98          $ 51,644        $ 53,062     7.69%


Mortgage-related securities:               $348,879      7.09%         27.00          $348,879        $358,184     7.09%
     CMOs                                       ---       ---            ---               ---             ---      ---
     REMICs                                --------     -----        -------          --------        --------    -----
        Total mortgage-related securities  $348,879      7.09%         27.00          $348,879        $358,184     7.09%
                                           --------     -----        -------          --------        --------    -----

        Total Mortgage-backed and related
        securities available-for-sale      $399,738      7.17%         25.58           400,523         411,246     7.17%
                                           ========     =====        =======          ========        ========    =====


(1) SFAS 115, which created the available-for-sale classification, was adopted by the company on July 1, 1994. See Note 1 to Notes to Consolidated Financial Statements.

As of June 30, 1997, there were no securities of any issuer that exceeded ten percent of stockholders' equity, except government issued mortgage backed and relates securities.

     The following table sets forth certain information regarding amortized cost and market values and percentage of total amortized cost of the Company's mortgage-backed and related securities portfolio "held-to-maturity" and "available-for-sale."




                                                                           AT JUNE 30,
                                 ------------------------------------------------------------------------------------------------
                                            1997                            1996                               1995
                                           -------                         -------                            -------
                                  AMORT.    % OF     MARKET     AMORT.      % OF      MARKET       AMORT.      % OF      MARKET
                                   COST     TOTAL    VALUE       COST       TOTAL      VALUE        COST       TOTAL     VALUE
                                  -----     -----    ------     ------      -----     -------      ------      -----     ------
                                                                          (In Thousands)
HELD TO MATURITY:
 MORTGAGE-BACKED SECURITIES:
  GNMA                                ---     ---        ---          ---     ---           ---  $     3,689    9.55%  $    3,871
  FHLMC                               ---     ---        ---          ---     ---           ---       34,878   90.27       35,158
  FNMA                                ---     ---        ---          ---     ---           ---           69    0.18           72
                                 --------  ------   --------  -----------  ------   -----------  -----------  ------   ----------
   Total mortgage-backed
    securities                        ---     ---        ---          ---     ---           ---  $    38,636  100.00%  $   39,101
                                 --------  ------   --------  -----------  ------   -----------  -----------  ------   ----------

AVAILABLE FOR SALE: (1)
 MORTGAGE-BACKED SECURITIES:
  GNMA                           $  2,080    0.52%  $  2,192  $     2,656    0.82%  $     2,774          ---     ---          ---
  FHLMC                            49,544   12.37     50,849       58,746   18.10        59,786  $    38,916   21.49%  $   40,372
  FNMA                                 20    0.01         21           27    0.01            29          ---     ---          ---
                                 --------  ------   --------  -----------  ------   -----------  -----------  ------   ----------
   Total mortgage-backed
    securities                   $ 51,644   12.90%  $ 53,062  $    61,429   18.93%  $    62,589  $    38,916   21.49%  $   40,372
                                 --------  ------   --------  -----------  ------   -----------  -----------  ------   ----------
MORTGAGE-RELATED SECURITIES:
  CMOs                           $348,879   87.10%  $358,184  $   263,137   81.07%  $   269,859  $   142,200   78.51%  $  144,742
                                 --------  ------   --------  -----------  ------   -----------  -----------  ------   ----------
  REMICs                              ---     ---        ---          ---     ---           ---          ---     ---          ---
                                 --------  ------   --------  -----------  ------   -----------  -----------  ------   ----------
   Total mortgage related
    securities                   $348,879   87.10%  $358,184  $   263,137   81.07%  $   269,859  $   142,000   78.51%  $  144,742
                                 --------  ------   --------  -----------  ------   -----------  -----------  ------   ----------
   Total mortgage-backed
    and related securities       $400,523  100.00%  $411,246  $   324,566  100.00%  $   332,448  $   181,116  100.00%  $  185,114
                                 ========  ======   ========  ===========  ======   ===========  ===========  ======   ==========

(1) SFAS 115, which created the available-for-sale classification, was adopted by the Company on July 1, 1994. See Note 1 to Notes to Consolidated Financial Statements. In November, 1995 the FASB issued a special report, A Guide to Implmentation of Statement 115 on Accounting for certain investments in Debt and Equity Securities. Pursuant to the guidance provided therein, the Company, at December 1, 1995, reclassified its entire held-to-maturity portfolio to available-for-sale.

Sources of Funds

     General -- The Company's primary sources of funds for use in lending, investing and for other general purposes are deposits, proceeds from principal and interest payments on loans, mortgage-backed and related securities, investment securities, federal funds and FHLB borrowings. Deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Contractual loan payments and payments on mortgage-backed securities, related securities and investment securities are a relatively stable source of funds. In addition, borrowings may be used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds or for deposit inflows at less than projected levels. Borrowings also may be used on a longer-term basis to support expanded lending or investment activities. The Company also utilizes federal funds and advances from the FHLB-Chicago, and to a lesser extent, non-recourse debt secured by assets under leases, as sources for its borrowings. These borrowings have been used to maintain liquidity levels sufficient to accommodate normal deposit fluctuations and various funding needs, primarily loan growth.

     DEPOSITS -- The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits principally consist of demand accounts (non-interest bearing checking, interest-bearing checking, money market accounts and passbook) which the Company considers to be its core deposits and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Company's deposits are obtained primarily from the areas in which its branch offices are located, and the Company relies principally on customer service, marketing programs and long-standing relationships with customers to attract and retain these deposits. Various types of advertising and promotion to attract and retain deposit accounts also are used. The Company has also received brokered deposits. Management monitors the Company's certificate accounts and, based on historical experience, believes it will retain a large portion of such accounts upon maturity. In deposit offerings and promotions management considers Company profitability, the duration of its assets and the relative attractiveness to
customers of rates offered by competitors.   The Company intends to continue
its efforts to attract deposits as a primary source of funds for supporting its lending and investing activities.

     The increase in deposits in fiscal 1997 is primarily attributed to the brokered money market deposits that the Company began accepting in January 1995. Brokered money market deposits totaled $477.0 million at June 30, 1997 and $356.7 million at June 30, 1996. The increase in brokered deposits has occurred because the Company has used such certificates in its plan to facilitate the Company's growth and are part of a longer-term plan to leverage the Company's capital to facilitate an increase in net income and return on equity. In addition to growth in brokered money market deposits, the bank's retail deposits also grew in response to aggressive and timely marketing programs offered by the Company. The Company continues to believe deposits will be a primary source of funds to support its lending and investment activities. The following table presents the deposit activity of the Company for the periods indicated.

                                                YEAR ENDED JUNE 30,
                                         ----------------------------------
                                            1997        1996        1995
                                         ----------  ----------  ----------
                                                   (In thousands)
Deposits                                 $7,605,140  $6,812,481  $5,167,461
Withdrawals                               7,542,398   6,788,238   4,860,109
                                         ----------  ----------  ----------
Net deposits                                 62,742      24,243     307,352
Interest credited on deposits                90,014      86,444      63,589
                                         ----------  ----------  ----------
Total increase in deposits               $  152,756  $  110,687  $  370,941
                                         ==========  ==========  ==========

     At June 30, 1997, the Company had outstanding $85.8 million in certificates of deposit in amounts of $100,000 or more maturing as follows:




                                             AMOUNT AT JUNE 30, 1997
                                         -----------------------------
                                                  (In thousands)
Three months or less                                 $23,797
Over three through six months                         14,227
Over six through twelve months                        24,950
Over twelve months                                    22,854
                                                     -------
  Total                                              $85,828
                                                     =======


     The following table sets forth the distribution of the Company's deposit accounts at the dates indicated and the weighted average effective rates on each category of deposits presented.

                                          FOR THE YEAR ENDED JUNE 30,
                                        -------------------------------
                                                      1997
                                        -------------------------------
                                                               WEIGHTED
                                                   PERCENT     AVERAGE
                                         AVERAGE   OF TOTAL   EFFECTIVE
                                         BALANCE   DEPOSITS      RATE
                                        ---------  --------   ---------
                                             (Dollars in thousands)
CORE DEPOSITS:
  Non-interest bearing                  $  60,742      2.68%        ---
  Interest bearing demand                  92,674      4.08        1.61%
  Money market (1)                        677,061     29.82        4.84
  Passbook                                280,885     12.37        2.77
                                        ---------  --------
    Total core deposits                 1,111,362     48.95        3.78

CERTIFICATE OF DEPOSIT ACCOUNTS:
  Six months and less                     126,435      5.57        4.97
  Seven to twelve months                  289,717     12.76        5.40
  Thirteen to 24 months                   476,667     20.99        5.68
  25 to 36 months                         182,867      8.05        6.05
  37 to 48 months                          35,864      1.58        5.15
  49 to 60 months                          40,672      1.79        5.93
  61 to 72 months                           1,347      0.06        5.93
  73 to 84 months                             ---       ---         ---
  85 to 96 months                           1,467      0.06        6.69
  Jumbo                                     4,257      0.19        5.30
                                        ---------  --------
    Total certificates of deposits      1,159,293     51.05        5.58
                                        ---------  --------

Total deposits                         $2,270,655    100.00%       4.70%
                                       ==========  ========

                                          FOR THE YEAR ENDED JUNE 30,
                                        -------------------------------
                                                      1996
                                        -------------------------------
                                                               WEIGHTED
                                                   PERCENT     AVERAGE
                                         AVERAGE   OF TOTAL   EFFECTIVE
                                         BALANCE   DEPOSITS      RATE
                                        ---------  --------   ---------
                                                (Dollars in thousands)
CORE DEPOSITS:
  Non-interest bearing                  $  62,618      2.89%        ---
  Interest bearing demand                  95,149      4.39        1.38%
  Money market (1)                        554,352     25.57        4.93
  Passbook                                297,872     13.74        2.76
                                        ---------  --------
    Total core deposits                 1,009,991     46.59        3.65

CERTIFICATE OF DEPOSIT ACCOUNTS:
  Six months and less                     156,474      7.22        5.38
  Seven to twelve months                  324,061     14.95        5.67
  Thirteen to 24 months                   471,679     21.76        5.59
  25 to 36 months                          89,092      4.11        5.81
  37 to 48 months                          54,371      2.51        6.01
  49 to 60 months                          52,703      2.43        6.17
  61 to 72 months                           1,605      0.07        6.51
  73 to 84 months                             ---       ---         ---
  85 to 96 months                           1,537      0.07        6.63
  Jumbo                                     6,229      0.29        5.61
                                        ---------  --------
    Total certificates of deposits      1,157,751     53.41        5.65
                                        ---------  --------

Total deposits                         $2,167,742    100.00%       4.72%
                                       ==========  ========


                                          FOR THE YEAR ENDED JUNE 30,
                                        -------------------------------
                                                        1995
                                        -------------------------------
                                                               WEIGHTED
                                                   PERCENT     AVERAGE
                                         AVERAGE   OF TOTAL   EFFECTIVE
                                         BALANCE   DEPOSITS      RATE
                                        ---------  --------  ----------
                                             (Dollars in thousands)
CORE DEPOSITS:
  Non-interest bearing                  $  58,339      3.10%        ---
  Interest bearing demand                  98,333      5.23        1.62%
  Money market (1)                        311,678     16.57        4.52
  Passbook                                388,497     20.65        2.86
                                        ---------  --------
Total core deposits                       856,847     45.55        3.13

CERTIFICATE OF DEPOSIT ACCOUNTS:
  Six months and less                     156,157      8.30        4.25
  Seven to twelve months                  222,675     11.84        4.45
  Thirteen to 24 months                   444,339     23.62        4.87
  25 to 36 months                          70,889      3.77        5.54
  37 to 48 months                          71,813      3.82        5.39
  49 to 60 months                          50,385      2.68        6.21
  61 to 72 months                           2,074      0.11        7.10
  73 to 84 months                             ---       ---         ---
  85 to 96 months                           1,583      0.08        6.61
  Jumbo                                     4,377      0.23        5.19
                                        ---------  --------
    Total certificates of deposits      1,024,292     54.45        4.84
                                        ---------  --------

Total deposits                         $1,881,139    100.00%       4.06%
                                       ==========  ========

(1) The brokered deposits the Company began accepting in January 1995 are included in the money market deposits. Brokered deposits balances averaged $409,195,000, 349,442,000 and 143,453,000 at weighted average effective rates of 5.16%, 5.28% and 5.78% for fiscal 1997, 1996 and 1995, respectively.

     The following table presents, by various rate categories, the amount in certificates of deposit outstanding at June 30, 1997, 1996 and 1995 and the periods to maturity of the certificate accounts outstanding at June 30, 1997.

                                              AT JUNE 30,             PERIOD TO MATURITY FROM JUNE 30, 1997
                                   ---------------------------------  --------------------------------------
                                                                                 ONE TO
                                                                       WITHIN    THREE     THERE-
                                      1997        1996        1995    ONE YEAR   YEARS     AFTER    TOTAL
                                   ---------  ----------  ----------  --------  --------  ------  ----------
Certificate of deposit accounts:
  3.99% and less                           5  $      ---  $       17  $    ---  $      5  $  ---  $        5
  4.00% to 4.99%                      29,624     172,284     285,869    29,574        50     ---      29,624
  5.00% to 5.99%                     896,174     754,361     535,364   729,293   165,973     908     896,174
  6.00% to 6.99%                     255,894     200,037     269,969   103,544   151,266   1,084     255,894
  7.00% to 7.99%                       2,412      24,647      37,333       533     1,879     ---       2,412
  8.00% to 8.99%                           6         171         515         4         2     ---           6
  9.00% to 9.99%                         ---         ---         ---       ---       ---     ---         ---
  10.00% to 10.99%                       ---         ---         795       ---       ---     ---         ---
                                   ---------  ----------  ----------  --------  --------  ------  ----------
    Total                          1,184,115  $1,151,500  $1,129,862  $862,948  $319,175  $1,992  $1,184,115
                                   =========  ==========  ==========  ========  ========  ======  ==========

     BORROWING AND OTHER FINANCING TRANSACTIONS -- Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings as an alternative or less costly source of funds. The Company utilizes borrowings as part of its asset/liability investment strategy. Borrowings are obtained when management believes it can profitably re-invest those funds for the benefit of the Company. The Company obtains advances from the FHLB-Chicago and federal funds through correspondent bankers and in the open market. Federal funds purchased were $75,000,000 and $255,000,000 at fixed rates of 5.65% and 5.55% at June 30, 1997 and 1996, respectively. FHLB advances are collateralized by the capital stock of the FHLB-Chicago held by the Company and certain of its mortgage loans and mortgage-backed securities. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount the FHLB-Chicago will advance to member institutions, including the Company, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with policies of the FHLB-Chicago. The Company's unused advance line with the FHLB-Chicago was $18.0 million at June 30, 1997. At June 30, 1997, the Company's FHLB-Chicago advances totaled $545.3 million at a weighted average rate of 5.72% representing 17.7% of total liabilities.


     The Company's borrowings from time to time include reverse repurchase agreements. The form of reverse repurchase agreement used by the Company involves the sale of securities owned by the Company with a commitment to repurchase the same or substantially the same securities at a predetermined price at a future date, typically within 30 days to twelve months. These transactions are treated as borrowings collateralized by the securities sold and are therefore included as other borrowings on the Company's financial statements. These transactions are authorized by the Company's Investment Policy and are governed by agreements with primary government dealers under PSA Master Repurchase Agreements. At June 30, 1997 and 1996, there were no outstanding reverse repurchase agreements.


     While increases in borrowings and changes in the collateralization levels due to market interest rate changes could require the Company to add collateral to secure its borrowings, the Company does not anticipate having a shortage of
qualified collateral to pledge against its borrowings.   All federal funds
purchases are uncollateralized borrowings.

     The following table sets forth certain information regarding the Company's FHLB-Chicago advances, notes payable and other borrowed money at or for the periods ended on the dates indicated.

                                                                     AT OR FOR THE YEAR ENDED JUNE 30,
                                                                --------------------------------------------
                                                                  1997              1996              1995
                                                                --------           -------           -------
                                                                               (In thousands)
FHLB-CHICAGO ADVANCES:
  Average balance outstanding                                   $  401,402        $  247,711        $  214,684
  Maximum amount outstanding at any month-end during
  the period                                                       545,323           309,927           285,328
  Balance outstanding at end of period                             545,323           309,927           159,280
  Weighted average interest rate during the period                    5.60%             5.75%             5.62%
  Weighted average interest rate at end of period                     5.72%             5.60%             6.16%
NOTES PAYABLE:
  Average balance outstanding                                   $      ---        $      ---        $       82
  Maximum amount outstanding at any month-end during
  the period                                                           ---               ---               329
  Balance outstanding at end of period                                 ---               ---               ---
  Weighted average interest rate during the period                     ---%              ---%             8.85%
  Weighted average interest rate at end of period                      ---%              ---%              ---%
OTHER BORROWED MONEY:
  Average balance outstanding                                   $  220,402        $  172,068        $  115,672
  Maximum amount outstanding at any month-end during
  the period                                                       285,000           255,000           205,500
  Balance outstanding at end of period                              75,000           255,000           205,500
  Weighted average interest rate during the period                    5.49%             5.67%             5.47%
  Weighted average interest rate at end of period                     5.65%             5.55%             6.23%
TOTAL ADVANCES AND OTHER BORROWED MONEY:
  Average balance outstanding                                   $  621,804        $  419,779        $  330,438
  Maximum amount outstanding at any month-end during
  the period                                                       700,025           564,927           485,238
  Balance outstanding at end of period                             620,323           564,927           364,780
  Weighted average interest rate during the period                    5.63%             5.79%             5.57%
  Weighted average interest rate at end of period                     5.70%             5.58%             6.19%

SUBSIDIARY ACTIVITIES

     At June 30, 1997, the Company had two direct active wholly-owned subsidiaries, Security Bank S.S.B. and SECP Investment Corporation.

     SECP INVESTMENT CORPORATION ("SECPIC") -- a Nevada corporation organized on December 19, 1994, is utilized by the Company to manage a portion of its investment securities portfolio.

     SECURITY BANK S.S.B. SUBSIDIARIES -- At June 30, 1997, the Bank had eight active wholly-owned subsidiaries: (1) Security Investment Resources, Inc.; (2) Security Financial and Leasing Services, Inc.; (3) Security Financial and Mortgage Corporation; (4)Security Insurance and Financial Services, Inc.; (5) SEBK Investment Corporation; (6) Wisconsin Real Estate Asset Management, Inc.;
(7) Security Mortgage and Financial Services, Inc (8) Security Home Equity Corporation. In addition, the Bank has two inactive wholly-owned subsidiaries, Security Title Co., Inc. and Security Mortgage Corporation.

The following is a description of the Bank's subsidiares.

     SECURITY INVESTMENT RESOURCES, INC. ("SIRI") -- is a Wisconsin corporation organized in 1975 which offers annuities, mutual funds and insurance-related products through licensed agents and registered representatives who are also
employees of the Bank.   The Bank and SIRI do not underwrite any of the
annuities, mutual funds or other products offered. SIRI conducts business and operates eleven regional Preferred Investment(R) service centers in distinct
and separate areas of the Bank's branch offices.   Preferred Investment(R) is
offered through Wall Street Investor Services ("WSIS"), a registered broker-dealer and a member of the NASD, NYSE and SIPC. The Bank rents office space to SIRI and is reimbursed by SIRI for all compensation expenses and other administrative services.

     SECURITY FINANCIAL AND LEASING SERVICES, INC. ("SFLS") -- is a Wisconsin corporation organized in 1982, which leases tangible personal property to corporations for commercial purposes, including office equipment (furniture and other fixtures), computers, trucks and tractor trailers, railroad cars, etc. SFLS' primary corporate lessees are located in the States of Wisconsin, Illinois, Michigan and Ohio. SFLS also originates non-recourse loans to leasing companies secured by assignment of leases and leased equipment. The Bank rents office space to SFLS and is reimbursed by SFLS for all compensation and other administrative expenses.

     SECURITY FINANCIAL AND MORTGAGE CORPORATION ("SFMC") -- is a Missouri corporation organized in 1982, which is engaged in the business of mortgage banking, including originating and selling one-to-four family mortgage loans, and servicing and selling servicing rights to such mortgage loans. The principal sources of revenue from SFMC's mortgage banking business are: (i) loan origination fees, (ii) interest income earned on mortgage loans during the period in which they are held after origination and pending sale to private investors, and government and GSEs in the secondary mortgage market, (iii) gains, if any, on the sale of mortgage loans, (iv) mortgage loan servicing fees, and (v) gains on the sale of mortgage loan servicing rights.

     SECURITY INSURANCE AND FINANCIAL SERVICES, INC (" SIFS") -- a Wisconsin corporation organized in 1983, is a full service insurance agency which offers commercial, auto, home, property and casualty, life and health, and group medical insurance. SIFS' commercial lines department offers business insurance products such as commercial auto, liability, umbrella, workers' compensation, machinery, marine and bonding. SIFS' personal lines department offers homeowners and auto insurance products primarily to existing customers of the Bank. SIFS' life and health department offers annuities, life and health insurance products to its commercial insurance clients, focusing primarily on the sale of group medical insurance.

     WISCONSIN REAL ESTATE ASSET MANAGEMENT, INC. ("WREAM") -- is a Wisconsin corporation organized in 1989. WREAM is a limited partner in LC Limited Partnership, a partnership formed in 1992 for the purpose of developing an office and distribution plant located in Milwaukee, Wisconsin. Development of the office and distribution plant was financed through the issuance of industrial revenue bonds. In lieu of receipt of fees for issuing a letter of credit backing the industrial revenue bonds, the Bank, through WREAM, obtained a one-third limited partnership interest in the office and distribution plant. At June 30, 1997, all payments on the underlying lease and the industrial revenue bonds were current.

     SEBK INVESTMENT CORPORATION ("SEBKIC") -- a Nevada corporation organized on December 19, 1994, is utilized by the Bank to manage a portion of its investment securities portfolio.

     SECURITY MORTGAGE AND FINANCIAL SERVICES, INC. ("SMFS") -- a Minnesota corporation organized on January 25, 1995, was established as a multi-purpose finance company. SMFS operates a loan production facility in Minnesota.

     SECURITY HOME EQUITY CORPORATION ("SHEC") -- an Illinois corporation organized on February 3, 1997, was established to originate home equity loans. SHEC operates a loan production facility in Illinois.

PERSONNEL


     The Company had 876 full-time and 166 part-time employees as of June 30, 1997. The employees of the Company are not represented by a collective bargaining unit and the Company believes its relationship with its employees to be good. Management believes that the current employment is adequate to staff existing and near-term business activities.

FEDERAL TAXATION

     GENERAL -- The following discussion of tax matters is intended to be a summary of the material tax rules applicable to the Company and does not purport to be a comprehensive description of all applicable tax rules.

     The Company reports its income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Company's reserve for bad debts discussed below. The Company and its subsidiaries file a consolidated federal income tax return. For its taxable year ended June 30, 1997, the Company was subject to a federal income tax rate of 35%.

     BAD DEBT RESERVES -- For tax years beginning before 1996, savings institutions, such as the Bank, which meet certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts"), were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions were, within specified formula limits, deducted in arriving at their taxable income. The Bank's deductible addition to its loss reserves with respect to "qualifying loans," generally loans secured by certain interests in real property, was computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income. The amount of the addition to the reserve for losses on qualifying real property loans under the percentage of taxable income method could not exceed the amount necessary to increase the balance of the reserve for losses on qualifying real property loans at the close of the taxable year to 6% of the balance of the qualifying real property loans outstanding at the end of the taxable year. Also, if the qualifying thrift uses the percentage of taxable income method, then the qualifying thrift's aggregate addition to its reserve for losses on qualifying real property loans cannot, when added to the addition to the reserve for losses on non-qualifying loans, exceed the amount by which (i) 12% of the amount that the total deposits or withdrawable accounts of depositors of the qualifying thrift at the close of the taxable year exceeded (ii) the sum of the qualifying thrift's surplus, undivided profits and reserves at the beginning of such year. A deduction based on the Bank's actual loss experience was limited based on the relationship of the reserve for losses on qualifying loans to the reserve at June 30, 1988 (the base year) and the amount of qualifying loans relative to those outstanding at the base year end.

     The Bank's deduction with respect to non-qualifying loans (generally, non-mortgage loans) was computed under the experience method which essentially allowed a deduction for actual charge-offs. Any deduction for an addition to the reserve for non-qualifying loans reduces the addition to the reserve for qualifying real property loans calculated under the percentage of taxable income method. In recent years, the Bank generally computed additions to its reserves for losses on qualifying loans using the experience method.

     The Small Business Job Protection Act of 1996 amended the Internal Revenue Code to repeal the bad debt reserve accounting method effective for tax years beginning after 1995 The legislation also granted partial relief from the bad debt reserve "recapture" which occured in connection with the change in method of accounting by eliminating any recapture associated with pre-1988 reserves. In addition, the legislation suspends recapture of post-1987 reserves for a period of two years, conditioned on the Bank's compliance with certain residential loan requirements. The Bank will meet this residential loan requirement if the principal amount of residential loans made during a taxable year is not less than the "base amount" for such year. The base amount constitutes the average of the principal amounts of residential loans made by the Bank during the six most recent taxable years. Notwithstanding the foregoing, the Bank will be required to pay for recaptured post-1987 bad debt reserves ratably over a six-year period starting in 1998. Since provisions for deferred income tax have been provided for on post-1987 bad debt reserves, there will not be any additional income tax expense to the Bank on recapture.

     DISTRIBUTIONS -- To the extent that (i) the Bank's reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under an experience method, and (ii) the Bank makes "non-dividend distributions" to stockholders that are considered to result in distributions from the excess bad debt reserve or the supplemental reserve for losses on loans ("Excess Distribution"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserves.

     The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if certain portions of the Bank's accumulated tax bad debt reserve are used for any purpose other than to absorb qualified bad debt losses, such as for the payment of dividends or other distributions with respect to the Bank's capital stock (including distributions upon redemption or liquidation), approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state taxes).

     FEDERAL TAX LITIGATION -- The Company and its subsidiaries have been audited by the Internal Revenue Service ("IRS") through the fiscal year ended June 30, 1991. The IRS has issued its report and the Company has paid the additional taxes and interest for the years June 30, 1985 through 1991. The Company disagreed with one adjustment and filed suit in Tax Court relative to this item. On August 15, 1995, the United States Tax Court ruled against the Company. The Company appealed the decision to the Court of Appeals, but on June 24, 1997 the Court of Appeals also ruled against the Company. The Company will not pursue this issue further.

     The IRS is currently auditing the Company and its subsidiaries through the fiscal year ended June 30, 1994.

     Regardless of the outcome, the amount of total interest and taxes due for these years, as well as subsequent open years, has been provided for in the Company's consolidated statements of income and is not material to the Company's operating results.

STATE TAXATION

     The Company is subject to franchise taxes at a rate of 7.9% imposed by the State of Wisconsin. Certain of the subsidiaries of the Company are subject to other state income taxes in the jurisdictions in which they transact business.

     Wisconsin taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable, no deduction is allowed for state income taxes, and net operating losses may be carried forward, but not back. Wisconsin law does not provide for filing of consolidated income tax returns. One of the Bank's wholly-owned subsidiaries
(SFMC) has a Wisconsin net operating loss that begins to expire in 1998 and may be subject to certain other limitations.

     The Bank was audited by the Wisconsin Department of Revenue ("WDR") for the taxable years through June 30, 1994. The Department issued its audit report which resulted in additional tax assessments of approximately $0.9 million. The major portion of the assessment results from an interpretation of the allowable bad debt reserve deductions available beginning in 1988 when Wisconsin tax law was amended to conform with that under the Internal Revenue Code. The Company is contesting the audit assessment, but the ultimate resolution is unknown. In a similar bad debt reserve case involving another financial institution, a Circuit Court for the State of Wisconsin ruled in favor of the WDR. The taxpayer appealed this decision to the Wisconsin Supreme Court, which has agreed to review the case. The assessments, including interest, have been deposited with the Department of Revenue. Regardless of the outcome, the amount of total interest and taxes due for these years, as well as subsequent open years has been provided for in the Company's consolidated statements of income and are not material to the Company's operating results.

                                  REGULATION

     The following discussion is intended to be a summary of certain regulatory issues and not a comprehensive description of all applicable regulations.

     The Bank is a Wisconsin-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Bank is subject to extensive regulation by the DSI, as its chartering agency, and by the FDIC, as its deposit insurer and principal federal regulator. The lending and investment authority of the Bank is prescribed by Wisconsin law and regulations, as well as applicable federal law and regulations, and the Bank is prohibited from engaging in any activities not permitted by such law and regulations. The Company is a unitary bank holding company subject to regulatory oversight by the Federal Reserve Board ("FRB"), the DSI and the Securities and Exchange Commission ("SEC").

WISCONSIN SAVINGS BANK REGULATION

     Regulations adopted by the DSI govern various aspects of the activities and the operation of Wisconsin-chartered savings banks.

     EXAMINATIONS AND ASSESSMENTS -- The Bank is required to file periodic reports, and is subject to examinations at least once every 18-month period. Savings banks are required to pay examination fees and annual assessments to fund the supervisory operations of the DSI. Based on the assessment rates published by the Commissioner and the Bank's adjusted assets of $3.162 billion at December 31, 1995, the Bank paid $111,000 in assessments for the year ended June 30, 1997.

     LOANS AND INVESTMENTS -- The Bank is authorized to make, invest in, sell, purchase, participate or otherwise deal in mortgage loans or interests in mortgage loans without geographic restriction, including loans made on the security of residential and commercial property. Such loans are subject to certain limitations, including limits based on the Bank's total assets. Savings banks may invest funds in certain types of debt and equity securities, including obligations of federal, state and local governments and agencies. Subject to the prior approval of the DSI, compliance with capital requirements, and certain other restrictions, savings banks may invest in residential housing development projects. Savings banks may also invest in service corporations or subsidiaries with the prior approval of the DSI and subject to certain restrictions. The lending and investment powers of Wisconsin savings banks also are limited by FDIC regulations and other federal law and regulations.

     The Bank's subsidiary operations also are regulated by the FDIC and the FRB. See "-Federal Deposit Insurance Corporation Improvement Act of 1991" and "-Holding Company Regulation." At June 30, 1997, the Bank's subsidiary operations were not under any DSI, FRB or FDIC order to divest or terminate any activity.

     LOANS TO ONE BORROWER -- Savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of capital plus an additional 10% for loans fully secured by readily marketable collateral. In addition, savings banks may make loans to one borrower for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of capital, provided certain conditions are satisfied. At June 30, 1997, the Bank did not have any loans which exceeded the loans-to-one borrower limitations.

     QUALIFIED THRIFT REQUIREMENT -- The Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Internal Revenue Code"). At June 30, 1997, the Bank maintained 77.58% of its assets in qualified thrift investments and therefore met the qualified thrift requirement.

     DIVIDEND LIMITATIONS -- A savings bank which meets its regulatory capital requirement may declare dividends on capital stock based upon net profits, provided that its paid-in surplus equals its capital stock. If the paid-in surplus of the savings bank does not equal its capital stock, the board of directors may not declare a dividend unless at least 10% of the net profits of the preceding half year in the case of quarterly or semi-annual dividends, or 10% of the net profits of the preceding year in case of annual dividends, has been transferred to paid-in surplus. In addition, prior approval of the DSI is required before dividends exceeding 50% of profits for any calendar year may be declared and before a dividend may be declared out of retained earnings. Under the DSI regulations, a savings bank which has converted from mutual to stock form also would be prohibited from paying a dividend on its capital stock if the effect thereof would cause the regulatory capital of the savings bank to be reduced below the amount required for its liquidation account.


     LIQUIDITY -- Savings banks are required to maintain average liquid assets, as defined by regulation, of not less than 8.0% of its average daily balance during the preceding calendar month of its net withdrawable accounts plus its short-term borrowings ("liquidity base"). In addition, the regulations require savings banks to maintain an average daily balance of primary liquid assets, as defined by regulation, of not less than 4.0% of its liquidity base. On June 30, 1997, the Bank's liquidity ratios as defined thereunder, were 9.83% of total liquid assets and 5.34% of primary liquid assets.


CERTAIN FEDERAL REGULATIONS

     Provisions of Federal law address risk reduction and the promotion of standards of safety and soundness for insured depository institutions.

     EXAMINATIONS AND AUDITS -- Federal regulations require annual on-site examinations for all depository institutions except those well-capitalized institutions with assets of less than $100 million; annual audits by independent pubilic accountants for all insured institutions with assets in excess of $500 million; the formation of independent audit committees of the boards of directors of insured depository institution for institutions with assets equal to or in excess of $500 million; and management of depository institutions to prepare certain financial reports annually and to establish internal compliance procedures.

     PROMPT CORRECTIVE REGULATORY ACTION -- Federal bank regulators are required to take certain supervisory actions with respect to undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. The regulations provide that an insured institution that has total capital to risk-based assets of less than 8.0%, core capital to risk-based assets of less than 4.0%, or a leverage ratio that is less than 4.0%, would be considered "undercapitalized." An insured institution that has total capital to risk-based assets of less than 6.0%, core capital to risk-based assets of less than 3.0%, or a leverage ratio that is less than 3.0%, would be considered "significantly undercapitalized" and an insured institution that has tangible capital-to-assets ratio equal to or less than 2.0% would be deemed "critically undercapitalized."

     Subject to limited exceptions, insured institutions in any of the undercapitalized categories are prohibited from declaring dividends, making any other capital distribution or paying a management fee to a controlling person. Significantly and critically undercapitalized institutions face more severe restrictions. The Bank currently exceeds all applicable regulatory capital requirements and therefore is not subject to prompt corrective action.

     BROKERED DEPOSITS -- FDIC regulations govern the acceptance of brokered deposits by insured depository institutions. The capital position of an institution determines whether and with what limitations an institution may accept brokered deposits. A "well-capitalized" institution under the regulations and therefore may accept brokered deposits without restriction. At June 30, 1997, the Bank had $477.0 million in brokered deposits.

     UNIFORM LENDING STANDARDS -- Savings institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by federal bank regulators. The Bank has adopted and maintains such policies.

     STANDARDS FOR SAFETY AND SOUNDNESS -- On July 10, 1995, federal bank regulators adopted "Interagency Guidelines Establishing Standards for Safety and Soundness" (the "Guidelines") and also adopted a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The Guidelines prescribe operational and managerial standards for all insured depository institutions and depository institution holding companies relating to internal controls, information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings and compensation, fees and benefits. The compensation standards prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide excessive compensation, fees or benefits or could lead to material financial loss. Federal bank regulators are authorized, but not required, to request a compliance plan for failure to satisfy the safety and soundness standards set out in the Guidelines. The Bank believes that its operational and managerial standards substantially comply with the standards set forth in the Guidelines and that compliance with the Guidelines will therefore not impose a significant burden on Bank operations.

     RESTRICTIONS UPON STATE-CHARTERED BANKS -- FDIC regulations governing the equity investments of the Bank generally prohibit certain equity investments and require the divestiture of such investments by December 19, 1996. Banks holding impermissible equity investments that do not receive FDIC approval must submit to the FDIC a plan for divesting such investments. The Bank does not hold any impermissible equity investments.

     Under FDIC regulations, the Bank must obtain the FDIC's prior approval before directly, or indirectly through a majority-owned subsidiary, engaging "as principal" in any activity that is not permissible for a national bank unless certain exceptions apply. The activity regulations provide that state banks which meet all regulatory capital requirements may engage in certain activities that are not permissible for national banks, including guaranteeing obligations of others, activities which the FRB has found to be closely related to banking and certain securities activities conducted through subsidiaries. The FDIC will not approve an activity it determines would present a significant risk to the FDIC insurance funds. As a SAIF-insured, state-chartered savings bank which was formerly a state-chartered savings association, the Bank continues to be subject to certain restrictions which are imposed by federal law on state-chartered savings associations. The activities of the Company and its subsidiaries are of a type permissible under FDIC regulations.

CAPITAL MAINTENANCE

     FDIC REGULATION -- FDIC-insured institutions are required to follow certain capital adequacy guidelines which prescribe minimum levels of capital and require that institutions meet certain risk-based capital requirements. The Bank is required to meet the following capital standards to remain adequately capitalized and not be subject to corrective action: (i) "Tier 1 capital" in an amount not less than 3% of total assets; (ii) "Tier 1 capital" in an amount not less than 4% of risk-weighted assets; and (iii) "total capital" in an amount not less than 8% of risk-weighted assets.

     FDIC-insured institutions in the strongest financial and managerial condition (with a composite rating of "1" under the Uniform Financial Institutions Rating System established by the Federal Financial Institutions Examination Council) are also required to maintain "Tier 1 capital" equal to at least 3% of total assets (the "leverage capital" requirement). Tier 1 capital is defined to include the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus), and minority interests in consolidated subsidiaries, minus all intangible assets (with certain exceptions), disallowed deferred tax assets, identified losses, and qualifying investments in securities subsidiaries. An institution that fails to meet the minimum leverage limit requirement must file a capital restoration plan with the appropriate FDIC regional director. At June 30, 1997, the Bank's ratio of Tier 1 capital to total assets was 12.87%, or 9.87% in excess of the minimum leverage limit requirement, the Bank's Tier 1 capital to risk-weighted assets was 17.95% or 13.95% in excess of the FDIC requirement, and the Bank's total capital to risk-weighted assets was 19.21% or 11.21% in excess of the FDIC requirement.

     WISCONSIN REGULATION -- Wisconsin-chartered savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the DSI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the DSI may require a higher minimum capital level for the savings bank. If a savings bank's capital ratio falls below the required level, the DSI may direct the savings bank to adhere to a specific written plan established by the DSI to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends. At June 30, 1997, the Bank's total capital, as calculated under Wisconsin law, was $507.7 million or 14.19% of total assets, which was 8.19% in excess of the required amount.

INSURANCE OF DEPOSITS

     The bank's deposits are insured to applicable limits under the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC regulations assign institutions to a particular capital group based on the level of an institution's capital-- "well capitalized," adequately capitalized," and "undercapitalized." These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with reduced insurance rates paid by well capitalized, financially sound institutions and higher rates paid by undercapitalized institutions that pose a substantial risk of loss to the insurance fund unless effective corrective action is taken.

     The Bank's expense related to FDIC premiums was $15.2 million for the fiscal year ended June 30, 1997, which includes a one-time special assessment of $13.2 million pre-tax, to recapitalize the Savings Association Insurance Fund. Deposit premium levels are set in order to permit the SAIF to achieve a ratio of reserves to insured deposits of 1.25% and the FDIC may adjust assessment rates in order to maintain the target ratio. In addition, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC. While an increase in premiums for the Bank could have an adverse effect on earnings, a decrease in premiums could have a positive impact on earnings. The Bank does not expect that any reasonably foreseeable increase in insurance assessments would significantly impair the Bank's overall financial condition or results of operations.

     Under the FDIC Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Company's management does not know of any practice, condition or violation that might lead to the termination of deposit insurance for the Bank. For a further discussion see "Regulatory Legislation."


RESTRICTIONS ON LOANS TO AND TRANSACTIONS WITH INSIDERS AND AFFILIATES

     FRB regulations limit the total amount a savings bank may lend to its executive officers, directors, principal shareholders and their related interests ("affiliated persons"). Generally, an affiliated person may borrow an aggregate amount not exceeding 15% of a savings bank's unimpaired capital and unimpaired surplus on an unsecured basis and an additional 10% on a secured basis. The regulations limit, with certain exceptions, the aggregate amount a depository institution may lend to affiliated persons as a class to an amount not exceeding the institution's unimpaired capital and unimpaired surplus.

     In addition, the DSI regulations provide certain restrictions and limits on loans and other transactions with the Company's affiliated persons to ensure that such loans and transactions are on terms which would be available to members of the general public of similar credit status. Interest rates on loans to affiliated persons must be equal to or greater than the Bank's cost of funds at the time the loan is made, except that the interest rate of a loan secured by a deposit account must be at least 1% above the rate of return on the deposit account. Extensions of credit to affiliated persons for commercial purposes, in the aggregate, may not exceed $100,000.

     The bank must also comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relating to transactions with affiliates in the same manner and to the same extent as if the bank were a Federal Reserve member bank. Generally, Sections 23A and 23B limit the extent to which an insured institution or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus, plus an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and require that all transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, issuance of a guaranty and similar other types of transactions. The DSI, for safety and soundness reasons, may impose more stringent restrictions on savings banks but may not exempt transactions from or otherwise abridge Sections 23A and 23B.

     Unless prior approval of the DSI is obtained, a savings bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an affiliated person, including a stockholder owning more than 10% of its capital stock, or from any firm, corporation, entity or family in which an affiliated person or 10% stockholder has a direct or indirect interest.

     The Bank has not been significantly affected by the applicable restrictions on loans to and transactions with affiliates.


COMMUNITY REINVESTMENT ACT

     Under the Community Reinvestment Act of 1977, as amended ("CRA"), as implemented by FDIC regulations, the Company has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The law requires the FDIC to provide a written evaluation of an institution's CRA performance. Based on an FDIC examination conducted as of October 1, 1993, the Bank was rated as "outstanding," the highest rating available for an institution.

     On May 4, 1995, the federal banking regulators adopted a final rule ("Final CRA Rule") governing compliance with CRA. The final CRA Rule eliminates the previous CRA regulation's twelve assessment factors and substitutes a performance-based evaluation system. The final CRA Rule became fully effective on July 1, 1997. Under the Final CRA Rule, an institution's performance in meeting the credit needs of its entire community, including low- and moderate-income areas, as required by the CRA, will generally be evaluated under three assessment tests relating to lending, investment and service.

     The lending test analyzes lending performance using five criteria (i) the number and amount of loans in the institution's assessment area, (ii) the geographic distribution of lending, including the proportion of lending in the assessment area, the dispersion of lending in the assessment area, and the number and amount of loans in low-, moderate, middle- and upper-income areas in the assessment area, (iii) borrower characteristics, such as the income level of individual borrowers and the size of businesses or farms, (iv) the number and amount, as well as the complexity and innovativeness of an institution's community development lending and (v) the use of innovative or flexible lending practices in a safe and sound manner to address the credit needs of low- or moderate-income individuals or areas.

     The investment test analyzes investment performance using four criteria:
(i) the dollar amount of qualified investments, (ii) the innovativeness or complexity of qualified investments, (iii) the responsiveness of qualified investments to credit and community development needs, and (iv) the degree to which the qualified investments made by the institution are not routinely provided by private investors.

     The service test analyzes service performance using six criteria: (i) the institution's branch distribution among low-, moderate-, middle-, and upper-income areas, (ii) its record of opening and closing branches, particularly in low-, and moderate-income areas, (iii) the availability and effectiveness of alternative systems for delivering retail banking services,
(iv) the range of services provided in low-, moderate-, middle- and upper-income areas and extent to which those services are tailored to meet the needs of those areas, (v) the extent to which the institution provides community development services, and (vi) the innovativeness and responsiveness of community development services provided.

     Based upon a review of the Final CRA Rule, management of the Company does not anticipate that the new CRA regulations will adversely affect the Bank.

FEDERAL RESERVE SYSTEM

     FRB Regulation D imposes reserve requirements on all depository institutions, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. A depository institution need not maintain average daily reserves on the first $4.4 million of otherwise reservable liabilities, otherwise must maintain reserves equal to 3% of net transaction accounts up to $49.3 million and 10% on net transaction account balances over $49.3 million. These percentages and tranches are subject to adjustment by the FRB. The Bank satisfies its reserve requirements on an ongoing basis by maintaining average balances of vault cash and non-interest bearing reserve deposits with the FRB and with the FHLB-Chicago (which are passed through to the FRB) which in total are greater than or equal to its required daily average balance. Thrift institutions also have authority to borrow from the Federal Reserve Bank "discount window," but FRB policy generally requires thrift institutions to exhaust all sources before borrowing from the Federal Reserve System. The Bank had no discount window borrowings as of June 30, 1997.

FEDERAL HOME LOAN BANK SYSTEM

     The Federal Home Loan Bank System, consisting of twelve FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs and ensure that they carry out their housing finance mission, remain adequately capitalized and are able to raise funds in the capital market, and operate in a safe and sound manner.

     The Bank, as a member of the FHLB-Chicago, is required to acquire and hold shares of capital stock in the FHLB-Chicago in an amount equal to the greater of (i) 1% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 0.3% of total assets. The Bank is in compliance with this requirement with an investment in FHLB-Chicago stock of $28.2 million at June 30, 1997.

     Among other benefits, the FHLBs provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Chicago. At June 30, 1997, the Bank had $545.3 million in advances from the FHLB-Chicago.

HOLDING COMPANY REGULATION

     FEDERAL REGULATION -- The Company is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "BHCA"). As such, the Company is subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Bank. The Company's total and Tier 1 capital significantly exceed such capital adequacy requirements.

     The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval is required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. The BHCA also prohibits the acquisition by the Company of more than 5% of the voting shares or substantially all the assets of a bank located outside the State of Wisconsin unless such an acquisition is specifically authorized by the laws of the state in which such bank is located.

     FRB regulations govern a variety of bank holding company matters, including redemption of outstanding equity securities and a bank holding company engaging in non-banking activities. Pursuant to FRB policy, dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with its capital needs, asset quality and overall financial condition. The FRB policy also required that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity. These policies could affect the ability of the company to pay cash dividends.

     Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and FRB regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, the Company, any subsidiary of the Company and related interests of such persons. See " -Restrictions on Loans to and Transactions with Insiders and Affiliates." Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the Bank or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

     The Company and its subsidiary, the Bank, are affected by the monetary and fiscal policies of various agencies of the United States government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management of the Company to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company.


     STATE SAVINGS BANK HOLDING COMPANY REGULATION -- In addition to the FRB Company holding company regulations, a bank holding company that owns or controls, directly or indirectly, more than 25% of the voting securities of a state savings bank also is subject to regulation as a savings bank holding company by the DSI.


ITEM 2   PROPERTIES

     The Bank conducts its operations through 42 branch offices located throughout Wisconsin, of which 3 are leased and 39 are owned. In addition, the Bank maintains 10 separate lending offices (nine are leased and one is owned). Management believes the Bank's current facilities are adequate to meet present needs but that, based on future growth and business plans, additional facilities may be purchased or leased as needs dictate. The total net book value of property owned by the Company was $20.8 million at June 30, 1996.

     The Bank's home office is located at 184 West Wisconsin Avenue, Milwaukee, Wisconsin 53203. In addition to the Bank's premises, some of the wholly-owned subsidiaries of the Bank also maintain separate office space. SIFS leases space in New Berlin, Wisconsin to house its operations. SFMC leases home office space and separate loan origination space in suburban St. Louis, Missouri. Loan origination space also is leased in Collinsville and suburban Chicago, Illinois; Nashville, Tennessee; Louisville, Kentucky; Leawood, Kansas; and Lee's Summit, Missouri. SFMC's home office lease expires in 1999. SMFS leases office space in Bloomington, Minnesota. The remaining active subsidiaries of the Bank lease space within the Bank's premises with rent based on market rates.


ITEM 3  LEGAL PROCEEDINGS

     The Company is involved in various routine legal proceedings. In the opinion of management, based upon current facts and circumstances known by the Company, the resolution of these matters should not have a material adverse effect on the financial position or results of operations of the Company.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

  Executive Officers of the Registrant Who Are Not Directors

     The following information as to the business experience is supplied with respect to executive officers of the Company who do not serve on the Company's Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected, nor were there any family relationships among them.

     LOWELL F. ARGUE has been Senior Vice President of the Company since 1993 and Senior Vice President of the Bank since 1983 with responsibility for the Bank's investments, strategic planning and asset/liability management. He was named Investor Relations officer for the Corporation in 1993. He is a former director of Bando McGlocklin Capital Corporation and Glen Ellyn Savings and Loan Association in Illinois. Prior to joining the Bank, Mr. Argue was First Vice President at Firstar Bank Milwaukee N.A.

     ROGER D. KAMIN is the Company and the Bank's Chief Financial Officer and has been Senior Vice President and Secretary-Treasurer of the Company since 1993 and of the Bank since 1987. Mr. Kamin, a C.P.A., joined the Bank in 1975 as Vice President of Auditing and Corporate Tax. In 1983, he was named Corporate Secretary and in 1985 was promoted to Senior Vice President. He is a director and officer of the Bank's major subsidiaries. Prior to joining the Bank, Mr. Kamin was with the public accounting firm of KPMG Peat Marwick, LLP.

     DENNIS N. KORSMO has been Senior Vice President of the Bank since 1973 with responsibility for the Bank's corporate administration. He is also the Bank's Compliance Officer. Mr. Korsmo joined the Bank in 1969 as a Loan Counselor. He was promoted to Assistant Vice President in 1970 and to Vice President in 1971.

     LOUIS V. STADLER has been Senior Vice President/Secondary Market of the Bank since 1978. He is also the Bank's Community Reinvestment Act (CRA) Officer. Mr. Stadler joined the Bank as a Branch Manager in 1971 and was promoted to Vice President in 1973. He is President and Director of the Housing Partnership Corporation, Director of the Housing Equity Fund, President of the Metro Milwaukee Council of Financial Institutions, Director of the Wisconsin League of Financial Institutions, Chairman of Housing Resources, President of Community Housing Initiative, and Director and past President the Wisconsin Mortgage Bankers Association.

     THOMAS K. ANDERSON is President of the Bank's Subsidiary, Wisconsin Real Estate Asset Management (WREAM) and has been Senior Vice President of the Bank since 1989. In his capacity as President of WREAM, Mr. Anderson is responsible for the management and disposition of the Bank's real estate owned portfolio.

     DOUGLAS S. GORDON has been Executive Vice President of the Bank since January 1996 and has been head of lending since May 1994. Mr. Gordon has also been President of the Bank's subsidiary, Security Financial and Leasing Services, Inc. since 1988, and President of Security Mortgage and Financial Services, Inc., since 1995. He joined the Bank as a Vice President in 1983. Prior to joining the Bank, Mr. Gordon was office president at the Marine Bank-Cudahy.

     RICK W. HOLLENBERG has been President and Chief Executive Officer of the Bank's subsidiary, Security Financial and Mortgage Corporation since 1986 and served as Senior Vice President of Security Financial and Mortgage Corporation from 1983 to 1986. He is also Assistant Vice President of the Bank. Mr. Hollenberg is Treasurer of the Board of Governors of the St. Louis Mortgage Bankers Association. Prior to joining Security Financial and Mortgage Corporation, Mr. Hollenberg was Senior Vice President at Society Mortgage Corporation in Connecticut.

     WILLIAM P. KAUPER, JR. was named Senior Vice President in 1995 with responsibility for the Bank's Retail Banking Division. He has been President of the Bank's subsidiary, Security Investment Resources, Inc. since 1989. Mr. Kauper was named Vice President of the Bank's sales development programs in 1987 when the Bank merged with Colonial Savings Association in Green Bay, Wisconsin where he had been Vice President/Marketing.

     J. MICHAEL WILSON has been President and Chief Executive Officer of the Bank's subsidiary, Security Insurance and Financial Services Inc. since 1985. From 1970 to 1984, Mr. Wilson owned an independent insurance agency which was acquired by Security Insurance and Financial Services, Inc. in 1984. He is past President and has served on and chaired numerous committees for the Independent Insurance Agents of Milwaukee.

                                   PART II


ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

SHAREHOLDERS/SHARES OUTSTANDING

     The Company's common stock is currently being traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System over-the-counter exchange under the symbol of SECP. Information required by this item is incorporated by reference to the table "Market Information" as part of the "Quarterly Financial Information (unaudited)" shown in Note 18 to Notes to Consolidated Financial Statements and the "Earnings Per Share" Note 8 to Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

     As of August 15, 1997, there were 4,062 holders of record and an estimated 4,800 beneficial holders owning a total of 9,208,332 voting shares.

     The Company has paid quarterly dividends since November, 1995. Future payments of dividends will be subject to determination and declaration by the Company's Board of Directors, which will take into account the Company's financial condition, results of operations, tax considerations, industry standards, economic conditions and other factors, including regulatory restrictions which affect the payment of dividends by the Bank to the Company. There can be no assurance that dividends will in fact be paid on the Common Stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

ITEM 6    SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA



     Set forth below are selected consolidated financial and other data. The financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and notes thereto presented elsewhere in this Annual Report on Form 10-K.

                                                         AT OR FOR YEAR ENDED JUNE 30,
                                          ------------------------------------------------------------
                                             1997        1996         1995        1994         1993
                                          ----------  -----------  ----------  -----------  ----------
                                                      (In thousands except per share data)
SELECTED FINANCIAL DATA:
Total assets                              $3,673,401  $3,437,317   $3,116,566  $2,574,328   $2,226,099
Cash and cash equivalents                     32,110      43,785       35,725      32,980       43,314
Securities available-for-sale                693,548     684,635      365,595         ---          ---
Assets held for sale                          34,725      40,303       43,066     182,211      178,839
Investment securities held-to-maturity           ---         ---      198,383     212,009      161,095
Mortgage-backed and related securities
  held-to-maturity                               ---         ---       38,636      45,929       61,938
Loans and leases, net                      2,745,099   2,533,534    2,339,422   2,016,849    1,713,079
Deposits                                   2,353,167   2,200,411    2,089,724   1,718,783    1,809,052
Borrowings                                   620,323     564,927      364,780     201,906        1,578
Stockholders' Equity                         594,981     559,048      550,836     554,005      304,097
Book value per share                           65.33       60.69        57.02       52.76          N/A
Fully diluted book value per share             60.81       56.63        53.52       49.93          N/A

SELECTED ASSET QUALITY DATA:
Total non-performing loans                     4,327       3,646        3,395       3,172        2,766
Foreclosed properties                             96         289          368       1,619        2,203
                                          ----------  ----------   ----------  ----------   ----------
  Total non-performing assets             $    4,423  $    3,935   $    3,763  $    4,791   $    4,969
                                          ==========  ==========   ==========  ==========   ==========
Allowance for loan and lease losses       $   40,632  $   39,804   $   33,724  $   27,973   $   22,040
Net charge-offs (recoveries)                     419        (455)         116         406        3,589

SELECTED OPERATING DATA:
Total interest and dividend income        $  269,997  $  242,539   $  200,085  $  161,199     $171,890
Total interest expense                       142,658     127,581       96,510      66,072       78,090
                                          ----------  ----------   ----------  ----------   ----------
  Net interest income                        127,339     114,958      103,575      95,127       93,800
Provision for loan and lease losses            1,247       5,625        5,867       5,999        9,808
                                          ----------  ----------   ----------  ----------   ----------
  Net interest income after provision
    for loan and lease losses                126,092     109,333       97,708      89,128       83,992
Non-interest income:
  Loan service fees and charges                7,272       7,711        7,242       8,124        7,185
  Gain on sales of loans held for sale           971       1,549          886       4,107        5,677
  Other income, net                           14,240      11,524       11,587      12,199       12,892
                                          ----------  ----------   ----------  ----------   ----------
Total non-interest income                     22,483      20,784       19,715      24,430       25,754
Total non-interest expense                    82,410      79,015       77,424      78,665       75,689
Income before income tax expense and
  cumulative effect of changes
  in accounting principles                    66,165      51,102       39,999      34,893       34,057
Income tax expense                            21,234      18,650       14,908      13,675       15,834
                                          ----------  ----------   ----------  ----------   ----------
Income before cumulative effect of
  changes in accounting principles            44,931      32,452       25,091      21,218       18,223
Cumulative effect of changes in
  accounting principles                          ---         ---          ---        (889)         ---
                                          ----------  ----------   ----------  ----------    ---------
  Net income                              $   44,931  $   32,452   $   25,091  $   20,329    $  18,223
                                          ==========  ==========   ==========  ==========    =========
Earnings per share                        $     4.83  $     3.40   $     2.53  $     1.05*        $N/A
                                          ==========  ==========   ==========  ==========   ==========

* Earnings per share is calculated from the date of the stock conversion (December 30, 1993).

                                                                  AT OR FOR THE YEAR ENDED JUNE 30,
                                               -----------------------------------------------------------------------
                                                1997           1996            1995          1994          1993
                                               ------        ---------        ------        ------        ------
SELECTED FINANCIAL RATIOS AND OTHER DATA:

PERFORMANCE RATIOS
  Return on average assets                      1.26%           0.99%          0.87%         0.86%         0.82%
  Return on average equity                      7.89            5.77           4.55          4.63          6.10
  Dividend payout ratio                         0.20            0.13            N/A           N/A           N/A
  Equity to assets                             16.20           16.26          17.67         21.52         13.66
  Average equity to average assets             15.95           17.21          19.20         18.60         13.42

  Yield on interest-earning assets (tax-
    equivalent)                                 7.89            7.74           7.26          7.07          7.92
  Cost of interest-bearing liabilities          4.98            4.99           4.41          3.71          4.34
                                              ------        --------         ------        ------        ------
  Interest spread during period (1)             2.91            2.75           2.85          3.36          3.58

  Net interest margin (tax-equivalent) (1)      3.74            3.70           3.81          4.19          4.32
  Non-interest income to average assets         0.63            0.64           0.69          1.04          1.16
  Non-interest expenses to average assets       2.31            2.42           2.70          3.34          3.40
  Non-interest expenses to average assets
    and average loans serviced for others       1.64            1.66           1.75          2.00          2.06
  Average interest-earning assets to
    average interest-bearing liabilities      119.96          123.46         127.67        128.67        120.47

ASSET QUALITY RATIOS
  Non-performing loans to gross loans (2)       0.15            0.14           0.14          0.15          0.15
  Non-performing assets to total assets (2)     0.12            0.11           0.12          0.19          0.22
  Allowance for loan and lease losses to
    gross loans and leases                      1.44            1.52           1.39          1.33          1.24
  Allowance for loan and lease losses to
    non-performing loans (2)                  939.03        1,091.78         993.63        881.95        796.82
  Allowance for loan and lease losses to
    non-performing assets (2)                 918.65        1,101.46         896.28        583.96        443.56
  Net charge-offs (recoveries) to average
    loans and leases                            0.02           (0.02)          0.01          0.02          0.21

REGULATORY CAPITAL RATIOS (BANK ONLY)
  Leverage ratio (Tier I capital)              12.87           12.72          12.85         14.06         13.37
  Tier I capital to risk-weighted assets       17.95           17.12          17.73         17.97         18.24
  Qualifying total capital to risk-weighted
    assets                                     19.21           18.38          18.98         19.22         19.49
  Wisconsin capital to assets ratio            14.19           13.75          13.19         14.34         13.67

---------------
(1) Interest spread represents the difference between the tax equivalent weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents the tax equivalent net interest income as a percentage of average interest-earning assets.

(2) Non-performing loans consist of non-accrual loans and troubled debt restructuring. Non-performing assets consist of non-performing loans and foreclosed properties which consist of real estate acquired by foreclosure or deed-in-lieu thereof.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Security Capital Corporation (the "Company") is a holding company which owns all of the issued and outstanding stock of Security Bank S.S.B. (the "Bank"), a state-chartered stock savings bank. In this discussion and analysis, reference to the operations and financial condition of the Company includes the operations and financial condition of the Bank.

     The Company was incorporated on August 16, 1993 for the purpose of acquiring all of the Bank's capital stock to be issued upon its conversion from mutual to stock ownership (the "Conversion"). On December 30, 1993, the Bank completed the Conversion. On that date, the Company issued and sold 10,810,000 shares of common stock at $25 per share to complete the Conversion. The gross proceeds from the sale of common stock were $270.2 million, and the net proceeds after issuance and transaction costs of approximately $3.1 million and stock benefit plans of $32.4 million, were $234.7 million and are recorded as common stock and additional paid-in capital on the consolidated statements of financial condition. The Company contributed capital of $47.9 million of the net proceeds to the Bank, as its wholly-owned subsidiary.

     The Company's business is primarily the operations of the Bank and its subsidiaries. The business of the Bank is discussed herein under Item 1 - "Business." Management's strategy since the conversion has focused on maximizing profitability and shareholder value. Although the majority of the Company's loan portfolio consists of adjustable-rate mortgage loans secured by one-to four-family residential units, a recent emphasis has been placed upon increasing home equity loans and multi-family commercial loans. While implementing the above strategy, management has simultaneously maintained a high quality asset structure; managed the Company's vulnerability to interest rate risk; emphasized quality lending activities; and provided various ancillary products that produce fee income.

     The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of mortgage and consumer loans, mortgage-backed and related securities and other investment securities, and the interest paid on interest-bearing liabilities, consisting of deposits and borrowings. Net interest income is a function of the Company's interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average ratio of interest-earning assets as compared to interest-bearing liabilities. The Company's earnings also are affected by the level of its other income, including loan servicing fees, insurance, mutual fund and annuity commissions, and gain on sales of loans and securities as well as its level of non-interest expenses, including employee compensation and benefits, occupancy and equipment costs, marketing, and federal deposit insurance premiums.

     The Company's operating results are significantly affected by general economic conditions, and the monetary, fiscal and regulatory policies of governmental agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds likewise are heavily influenced by prevailing market rates of interest on competing investment alternatives, account maturities and the levels of personal income and savings in the Company's market areas.

     On March 15, 1997, the Company announced it had signed a definitive merger agreement with Marshall & Ilsley Corporation ("M&I"), pursuant to which the Company will merge with and into M&I. On July 10, 1997, the Company announced that it had received shareholder and the required regulatory approvals on the Company's pending merger with and into M&I. Subject to the satisfaction of certain conditions, the companies anticipated the merger will be completed on or about October 1, 1997. The Company will expense fees and costs incurred relative to the proposed merger, such as legal and professional fees, that are non-refundable and not contingent on the merger completion. For fiscal year ended June 30, 1997, the Company incurred after-tax merger-related expenses of $1.0 million or $0.11 per share.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 1997 AND JUNE 30, 1996

     GENERAL -- Net income increased $12.5 million or 38.5% to $44.9 million for the year ended June 30, 1997 from $32.5 million for the year ended June 30, 1996. Earnings per share increased 42.1% to $4.83 per share from $3.40 per share over the same period.

     Excluding after-tax non-recurring charges of (i) in fiscal 1997, a one-time industry wide FDIC special assessment of $7.9 million or 86 cents per share and merger-related expenses of $1.0 million or 11 cents per share and
(ii) in fiscal 1996, a $2.7 million provision for the settlement of a class-action lawsuit, net income increased $18.7 million or 53.2% to $53.9 million from $35.2 million. Earnings per share excluding the non-recurring charges would have been $5.78 and $3.68 for the years ended June 30, 1997 and 1996, respectively.

     The major components of the increase in earnings for fiscal 1997, as compared to fiscal 1996, excluding the effects of the FDIC special assessment and merger-related expenses in fiscal 1997 and the litigation settlement in fiscal 1996, are discussed in the following paragraphs and generally include:
(i) an increase of $12.4 million in net interest income; (ii) a decrease of
$4.4
million in the provision for loan and lease losses; (iii) a $1.7 million increase in non-interest income; (iv) a decrease of $6.4 million in non-interest expenses ; and (v) an increase of $6.1 million in income taxes.

     NET INTEREST INCOME -- Net interest income increased $12.4 million during
fiscal 1997.   The net interest margin increased to 3.74% for fiscal 1997 from
3.70% in fiscal 1996 and the interest rate spread increased to 2.91% for fiscal 1997 from 2.75% in fiscal 1996. The increases in margin and spread were due to the yield on interest-earning assets increasing 15 basis points while the cost of interest-bearing liabilities remained nearly stable with a 1 basis point decrease. The increase in margin was reduced by the Bank's purchases of Bank-owned life insurance policies in October 1995 and July 1996 totalling $50.0 million. The Company sold securities available-for-sale to fund the purchase, thereby effectively transferring the amount of the purchase price of the policies out of interest-earning assets. Net interest income increased for the year due to the increases in net interest margin and spread and an increase in the average balance of interest earning assets of $277.6 million or 8.8% from $3.16 billion to $3.44 billion. The average balance increase was funded by additional interest bearing deposits and borrowings. The average balance of interest bearing liabilities increased $306.0 million or 12.0% from $2.56 billion to $2.86 billion.


     Total interest income increased $27.5 million or 11.3% during fiscal 1997. The increase consisted primarily of increases in interest income on loans and leases and, to a lesser extent, mortgage-backed and related securities. The increase of $25.0 million in interest income on loans is attributable to an increase in the average balance of loans outstanding of $254.4 million or 10.3% during the period and an increase in average yield on loans of 17 basis points due to rate adjustments on adjustable rate mortgage loans and additions to longer-term, higher-yielding fixed rate loan portfolios.


     Total interest expense increased $15.1 million or 11.8% during fiscal 1997. The increase consisted primarily of increases in interest on borrowings and, to a lesser extent, interest on deposits. The increase in interest expense on borrowings is attributable to an increase in the average balance of borrowings outstanding during the period of $202.3 million or 48.2%, partially offset by a 21 basis point decrease in the average cost of borrowings due to holding shorter term borrowings at lower rates without a significant increase or decrease in market interest rates. The increase in interest expense on deposits is attributable to an increase in the average balance of deposits outstanding during the period of $104.8 million or 5.0%, partially offset by a 3 basis point decrease in the average cost of deposits. Brokered deposits accounted for $59.8 million of the increase in average deposits. Brokered deposits represented $349.4 million or 16.6% of average deposits and $409.2 million or 18.5% of average deposits for the fiscal years ended June 30, 1996 and 1997, respectively.


     PROVISION FOR LOAN AND LEASE LOSSES -- The provision for loan and lease losses decreased $4.4 million to $1.2 million for the year ended June 30, 1997 compared to a provision of $5.6 million for the year ended June 30, 1996, reflecting continued low net charge-offs and non-performing loan ratios. Net charge-offs totaled $0.4 million in fiscal 1997 compared to net recoveries of $0.5 million in fiscal 1996. Non-performing loans totaled $4.3 million at June
30, 1997 compared to $3.6 million at June 30, 1996.   Gross loans and leases
increased $213.9 million to $2.83 billion at June 30, 1997 compared to $2.62 at June 30, 1996, with $88.1 million of the growth coming from one-to-four family first mortgage loans, $64.6 million from multi-family first mortgage loans and $96.2 million from home equity loans, partially offset by decreases in
commercial and consumer loans.   The allowance for loan and lease losses
increased $0.8 million to $40.6 million at June 30, 1997 from $39.8 million at June 30, 1996 and represented 1.44% and 1.52% of gross loans and leases receivable and 939.03% and 1091.78% of non-performing loans, respectively. The desired level of allowance for loan and lease losses is determined by the Company's historical loan loss experience, the condition and composition of the Company's loan portfolio and existing and anticipated general economic conditions. Management believes the current level of the allowance for loan and lease losses of 1.44% of gross loans receivable is prudent based upon the credit risk inherent in the portfolio.


     NON-INTEREST INCOME -- Non-interest income increased $1.7 million or 8.2% to $22.5 million for the year ended June 30, 1997 from $20.8 million for the year ended June 30, 1996. Bank-owned life insurance income increased $1.9 million due to the increase in cash surrender values on $50.0 million of single premium Bank-owned life insurance policies purchased in October 1995 and July 1996. The Cmpany is utilizing this vehicle to satisfy future employee benefit obligations becauseof its attractive tax-equivalent return. Insurance and annuity commissions increased $0.4 million to $5.4 million in fiscal 1997 from $5.0 million in fiscal 1996. Partially offsetting those increases were (i) a decrease in loan servicing fees and charges of $0.4 million to $7.3 million from $7.7 million in 1996, and (ii) a decrease in the gain on the sales of loans held for sale of $0.5 million to $1.0 million for the year ended June 30, 1997 from $1.5 million for the year ended June 30, 1996. Gain on the sales of loans during the fiscal year ended June 30, 1997, decreased from the previous year due to a 47% decrease in loan sales as the Bank retained more fixed rate loans in the current year to facilitate portfolio growth.


     NON-INTEREST EXPENSES -- Non-interest expenses, excluding pre-tax non-recurring charges of (i) in fiscal 1997, the FDIC special assessment of $13.2 million and merger-related expenses of $1.0 million, and (ii) in fiscal 1996, a $4.5 million provision for the settlement of a class-action lawsuit , decreased $6.4 million or 8.6% compared to 1996. Compensation and employee benefits decreased $1.6 million or 4.2% primarily due to a $1.4 million decrease in costs related to stock-based compensation plans, which were adopted in fiscal 1994 at the time of the conversion to a public company. Professional fees decreased $1.4 million due to lower legal fees associated with litigation. FDIC premiums decreased $2.9 million due to a $1.3 million FDIC refund recognized in the quarter ended December 31, 1996 and lower premiums being assessed since the recapitalization of the Savings Association Insurance Fund ("SAIF") of the FDIC.

     INCOME TAX EXPENSE -- Income tax expense, excluding the benefits for the FDIC special assessment and merger-related expenses in 1997 and the litigation settlement in 1996, increased $6.1 million in 1997 from 1996 due to increased income before taxes, offset partially by a decrease in the effective income tax rate for 1997 to 33.0% from 36.8% in 1996. The decrease in the effective tax rate was generally due to state tax benefits recognized from the reduction of the deferred tax valuation allowance and greater deductible expenses including litigation reserve adjustments.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 1996 AND JUNE 30, 1995

     GENERAL -- Net income increased $7.4 million or 29.3% to $32.5 million for the year ended June 30, 1996 from $25.1 million for the year ended June 30, 1995, and earnings per share increased 34.4% to $3.40 per share from $2.53 per share. The major components of the increase in earnings for fiscal 1996, as compared to fiscal 1995, are discussed in the following paragraphs and generally include: an increase of $11.4 million in net interest income; a $1.1 million increase in non-interest income; a $1.6 million increase in non-interest expenses including $4.5 million pre-tax non-recurring charges; and an increase of $3.7 million in income taxes.

     Excluding the after-tax effect of the $2.7 million non-recurring charges for the settlement of a class action lawsuit, net income and earnings per share would have been $35.2 million and $3.68 per share, respectively, for the fiscal year ended June 30, 1996, respectively.

     NET INTEREST INCOME -- Net interest income increased $11.4 million during
fiscal 1996.   The net interest margin decreased to 3.70% for fiscal 1996 from
3.81% in fiscal 1995 and the interest rate spread decreased to 2.75% for fiscal 1996 from 2.85% in fiscal 1995. The decrease in margin and spread were primarily due to the cost of interest-bearing liabilities increasing faster than the yield on interest-earning assets since most of the liability growth has come from brokered deposits and borrowings at rates higher than historical retail rates. The fiscal 1996 net interest margin would have been 3 basis points higher or 3.73% if the income and average balance of the $25 million in singled premium Bank-owned life insurance policies purchased in October 1995 were included with earning assets and interest for the margin calculation. Despite the decreases in net interest margin and interest rate spread, net interest income increased for the year because the average balance of interest earning assets increased by $361.1 million from $2.80 billion to $3.16 billion. The average balance increase was funded by additional interest bearing deposits and borrowings.

     Total interest income increased $42.5 million during fiscal 1996. The increase in interest income was primarily the result of increases in the average balances of loans and securities outstanding during the period of 10.0% and 22.0%, respectively. In addition, the increases in average yields on loans and securities due to upward rate adjustments on adjustable-rate products contributed to the positive effect on interest income. See the "Rate/Volume Analysis" for additional disclosure of the component changes of interest income.

     Total interest expense increased $31.1 million during fiscal 1996. The increase was primarily attributed to a $367.2 million increase in average interest-bearing liabilities and an effective rate increase of these interest bearing liabilities to 4.99% in fiscal 1996 from 4.41% in fiscal 1995 . The "Rate/Volume Analysis" schedule shows the effect of these changes in more detail with deposit growth accounting for the majority of the increase in interest expense. Brokered money market deposits were first accepted in January 1995 and represented $143.5 million, or 7.6% of average deposits, and $349.4 million, or 16.1% of average deposits, for the fiscal years ended June 30, 1995 and 1996, respectively. Management considers the use of brokered deposits as a cost-effective way of funding balance sheet growth.

     PROVISION FOR LOAN AND LEASE LOSSES -- The provision for loan and lease losses decreased $0.3 million to $5.6 million for the year ended June 30, 1996 compared to a provision of $5.9 million for the year ended June 30, 1995. Net recoveries totaled $0.5 million in fiscal 1996 compared to net charge-offs of $0.1 million in 1995. The desired level of allowance for loan and lease losses is determined by the Company's recent loan loss experience, the condition and composition of the Company's loan portfolio and existing and anticipated general economic conditions. The amount of the provision for loan and lease losses for the year ended June 30, 1996 reflects the continued change in the volume and type of lending conducted by the Company. Gross loans and leases increased $190.9 million during fiscal 1996 compared to 1995, with $115.8 million of the growth coming from multi-family first mortgage loans and $62.0
million from home equity loans.   The allowance for loan and lease losses
increased $6.1 million to $39.8 million at June 30, 1996 from $33.7 million at June 30, 1995 and represented 1.52% and 1.39% of gross loans and leases receivable and 1091.78% and 993.63% of non-performing loans, respectively.
The June 30, 1996 non-performing loans of $3.6 million was up $0.2 million from $3.4 million at June 30, 1995.

     The Company has continued to build the allowance for loan and lease losses as a result of loan growth, changes in portfolio mix, and the high ratio of variable-rate mortgage loans to total mortgage loans of 80.77%, at June 30, 1996. Although desirable for interest rate risk management, variable-rate loans represent an increased credit risk when interest rates and the borrower's payments begin to rise. Similarly, approximately 41.0% of the Company's home equity loans are also adjustable and payments increase or decrease with the prime rate. General economic conditions in the Company's primary lending areas have been favorable in recent years, but there can be no assurance that this trend will continue. Management believes the current level of the allowance for loan and lease losses of 1.52% of gross loans receivable and the continued addition to the allowance is prudent based upon the credit risk inherent in the portfolio.

     NON-INTEREST INCOME -- Non-interest income increased $1.1 million or 5.4% to $20.8 million for the year ended June 30, 1996 from $19.7 million for the year ended June 30, 1995. Gains on the sales of loans held for sale increased $0.7 million to $1.5 million for the year ended June 30, 1996 from $0.9 million for the year ended June 30, 1995, due mostly to the adoption of SFAS No. 122 on July 1, 1995, which effectively decreased the Company's basis in loans sold with servicing retained as the originated mortgage servicing rights were capitalized. Loan servicing fees and charges increased $0.5 million in 1996 from $7.2 million in 1995. A $0.9 million loss on the sale of securities available-for-sale in fiscal 1995 was incurred as part of a portfolio restructuring to improve future yields and was not repeated in fiscal 1996. Partially offsetting those increases was a $0.7 million decrease in other income including a $1.7 milllion decrease in lease rental income and lease residual value gains and a $1.0 million increase in income from the appreciation of cash surrender values on single premiunm Bank-owned life insurance policies purchased for $25.0 million in October 1995.

     NON-INTEREST EXPENSES -- Non-interest expenses, excluding the $4.5 million provision for the pending settlement of a class-action lawsuit, decreased $2.9 million or 3.8% compared to 1995. This decrease was primarily due tot a $2.4 million or 6.0% decrease in compensation and employee benefits including a $1.8 million decrease in costs related to stock-based compensation plans, which were adopted in fiscal 1994 at the time of the conversion to a public company. Professional fees decreased $0.7 million due to lower legal fees associated with litigation. Other expenses decreased $1.9 million due to a reduction in other legal-related costs and increased deferral of consumer loan origination expenses in fiscal 1996. These were partially offset by increases of $1.3 million in marketing and $0.8 million in FDIC premiums to support the Company's growth in loans and deposits.

     INCOME TAX EXPENSE -- Income tax expense increased $3.7 million in 1996 from 1995 due to increased income before taxes, offset partially by a decrease in the effective income tax rate for 1996 to 36.5% from 37.3% in 1995. The decrease in the effective tax rate was generally due to increases in income not taxed for federal or state purposes and greater deductible expenses including tax audit adjustments.

AVERAGE BALANCE SHEET


     The following table sets forth certain information relating to the Company's consolidated statements of financial condition and the consolidated statements of income for the years ended June 30, 1997, 1996 and 1995 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived principally from average daily balances and include non-accruing loans. The yields and costs include fees which are considered adjustments to yields. Interest income on non-accruing loans is reflected in the period it is collected and not in the period it is earned. Such amounts are not material to net interest income or net change in net interest income in any period. Interest income and average yield on tax-exempt investment securities and tax-exempt securities held for sale are presented on a before tax-equivalent basis, which reflects a federal income tax rate of 35% for fiscal 1997, 1996 and 1995.

                                                                                        YEAR ENDED JUNE 30,
                                                                                ------------------------------------
AVERAGE BALANCE SHEET                                                                           1997
                                                                                ------------------------------------
                                                                                                             AVERAGE
                                                                                  AVERAGE                     YIELD/
                                                                                  BALANCE         INTEREST     COST
                                                                                ----------        --------   -------
ASSETS:
  Federal Home Loan Bank and other interest-bearing deposits                    $   12,447        $    678      5.44%
  Securities held-for-sale
  Securities available-for-sale:
    Securities-taxable                                                             247,194          15,895      6.43
    Securities-tax-exempt                                                           42,699           2,632      6.16
    Mortgage-backed and related securities                                         369,112          25,987      7.04
  Loans held-for-sale                                                               26,303           1,608      6.12
  Securities held-to-maturity:
    Securities taxable                                                                 ---             ---       ---
    Securities tax-exempt                                                              ---             ---       ---
    Mortgage-backed and related securities                                             ---             ---       ---
Loans and leases:
  Mortgage loans                                                                 2,111,620         167,428      7.93
  Home equity loans                                                                483,208          45,251      9.36
  Commercial loans                                                                  68,498           5,891      8.60
  Consumer loans                                                                    31,568           2,686      8.51
  Leases receivable                                                                 18,961           1,536      8.10
                                                                                ----------        --------  --------
    Gross loans and leases                                                       2,713,855         222,792      8.21
  Federal Home Loan Bank stock                                                      24,145           1,642      6.80
                                                                                ----------        --------  --------
    Total earning assets                                                         3,435,755         271,234      7.89
                                                                                ----------        --------  --------
  Allowance for loan losses                                                        (40,665)
  Deferred fees and other                                                             (208)
  Other non-interest earning assets                                                176,164
                                                                                ----------
  Total assets                                                                  $3,571,046
                                                                                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits:
    Interest-bearing demand accounts                                            $   92,674        $  1,491      1.61
    Money market demand accounts                                                   677,061          32,770      4.84
    Passbook                                                                       280,885           7,760      2.76
    Certificates of deposit                                                      1,159,293          64,748      5.59
                                                                                ----------        --------  --------
    Total interest-bearing deposits                                              2,209,913         106,769      4.83
  Borrowings                                                                       622,111          35,048      5.63
  Advances from borrowers for taxes and insurance                                   32,012             841      2.62
                                                                                ----------        --------  --------
    Total interest-bearing liabilities                                           2,864,036         142,658      4.98
                                                                                ----------        --------  --------
  Non-interest bearing demand accounts                                              60,742
  Other liabilities                                                                 76,861
  Stockholders' equity                                                             569,407
                                                                                ----------
    Total liabilities and stockholders' equity                                  $3,571,046
                                                                                ==========
  Interest spread                                                                                               2.91%
                                                                                                            ========
  Net interest income                                                                             $128,576
                                                                                                 =========
  Net interest margin                                                                                       *   3.74%
                                                                                                            ========
  Average interest-earning assets to average interest-bearing
  liabilities                                                                       119.96%
                                                                                ==========
                                                                                        YEAR ENDED JUNE 30,
                                                                                ------------------------------------
AVERAGE BALANCE SHEET                                                                           1996
                                                                                ------------------------------------
                                                                                                            AVERAGE
                                                                                  AVERAGE                    YIELD/
                                                                                  BALANCE         INTEREST    COST
                                                                                ---------         --------  -------
                                                                                          (In thousands)
ASSETS:
  Federal Home Loan Bank and other interest-bearing deposits                    $    3,453        $    198      5.73%
  Securities held-for-sale
  Securities available-for-sale:
    Securities-taxable                                                             232,079          15,181      6.54
    Securities-tax-exempt                                                           65,703           4,182      6.37
    Mortgage-backed and related securities                                         253,500          18,406      7.26
  Loans held-for-sale                                                               39,112           2,657      6.79
  Securities held-to-maturity:
    Securities taxable                                                              50,919           2,898      5.69
    Securities tax-exempt                                                           18,276             939      5.14
    Mortgage-backed and related securities                                          14,993           1,029      6.86
Loans and leases:
  Mortgage loans                                                                 1,911,529         147,248      7.70
  Home equity loans                                                                396,612          37,758      9.52
  Commercial loans                                                                  79,842           6,954      8.71
  Consumer loans                                                                    54,347           4,353      8.01
  Leases receivable                                                                 17,137           1,349      7.87
                                                                                ----------        --------  --------
    Gross loans and leases                                                       2,459,467         197,662      8.04
  Federal Home Loan Bank stock                                                      20,650           1,397      6.77
                                                                                ----------        --------  --------
    Total earning assets                                                         3,158,152         244,549      7.74
                                                                                ----------        --------  --------
  Allowance for loan losses                                                        (36,895)
  Deferred fees and other                                                             (292)
  Other non-interest earning assets                                                146,990
                                                                                ----------
  Total assets                                                                  $3,267,955
                                                                                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits:
    Interest-bearing demand accounts                                            $   95,149        $  1,313      1.38
    Money market demand accounts                                                   554,352          27,330      4.93
    Passbook                                                                       297,872           8,221      2.76
    Certificates of deposit                                                      1,157,751          65,386      5.65
                                                                                ----------        --------  --------
    Total interest-bearing deposits                                              2,105,124         102,250      4.86
  Borrowings                                                                       419,832          24,508      5.84
  Advances from borrowers for taxes and insurance                                   33,063             823      2.49
                                                                                ----------        --------  --------
    Total interest-bearing liabilities                                           2,558,019         127,581      4.99
                                                                                ----------        --------  --------
  Non-interest bearing demand accounts                                              62,618
  Other liabilities                                                                 84,781
  Stockholders' equity                                                             562,538
                                                                                ----------
    Total liabilities and stockholders' equity                                  $3,267,955
                                                                                ==========
  Interest spread                                                                                               2.75
                                                                                                            ========
  Net interest income                                                                             $116,968
                                                                                                  ========
  Net interest margin                                                                                       *   3.70%
                                                                                                            ========
  Average interest-earning assets to average interest-bearing
    liabilities                                                                     123.46%
                                                                                ==========
                                                                                        YEAR ENDED JUNE 30,
                                                                                -----------------------------------
AVERAGE BALANCE SHEET                                                                          1995
                                                                                -----------------------------------
                                                                                                            AVERAGE
                                                                                  AVERAGE                   YIELD/
                                                                                  BALANCE         INTEREST   COST
                                                                                ----------        --------  -------
ASSETS:
  Federal Home Loan Bank and other interest-bearing deposits                    $    4,538        $    255     5.63%
  Securities held-for-sale                                                             ---             ---      ---
  Securities available-for-sale:
    Securities-taxable                                                              50,862           3,356     6.60
    Securities-tax-exempt                                                           99,254           5,594     5.64
    Mortgage-backed and related securities                                         102,816           7,796     7.58
  Loans held-for-sale                                                               21,347           1,614     7.56
  Securities held-to-maturity:
    Securities taxable                                                             181,765           9,193     5.06
    Securities tax-exempt                                                           38,196           2,150     5.63
    Mortgage-backed and related securities                                          41,872           2,480     5.92
Loans and leases:
  Mortgage loans                                                                 1,715,688         122,378     7.13
  Home equity loans                                                                356,270          33,188     9.32
  Commercial loans                                                                  67,048           5,966     8.90
  Consumer loans                                                                    82,559           6,707     8.12
  Leases receivable                                                                 18,145           1,230     6.78
                                                                                ----------        --------  -------
    Gross loans and leases                                                       2,239,710         169,469     7.57
  Federal Home Loan Bank stock                                                      16,703           1,081     6.47
                                                                                ----------        --------  -------
    Total earning assets                                                         2,797,063         202,988     7.26
                                                                                ----------        --------  -------
  Allowance for loan losses                                                        (30,716)
  Deferred fees and other                                                           (5,261)
  Other non-interest earning assets                                                108,639
                                                                                ----------
  Total assets                                                                  $2,869,725
                                                                                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits:
    Interest-bearing demand accounts                                            $   98,333        $  1,592     1.62
    Money market demand accounts                                                   311,678          14,078     4.52
    Passbook                                                                       388,497          11,119     2.86
    Certificates of deposit                                                      1,024,292          49,601     4.84
                                                                                ----------        --------  -------
    Total interest-bearing deposits                                              1,822,800          76,390     4.19
  Borrowings                                                                       335,361          19,292     5.75
  Advances from borrowers for taxes and insurance                                   32,621             828     2.54
                                                                                ----------        --------  -------
    Total interest-bearing liabilities                                           2,190,782          96,510     4.41
                                                                                ----------        --------  -------
  Non-interest bearing demand accounts                                              58,339
  Other liabilities                                                                 69,505
  Stockholders' equity                                                             551,099
                                                                                ----------
    Total liabilities and stockholders' equity                                  $2,869,725
                                                                                ==========
  Interest spread                                                                                              2.85
  Net interest income                                                                             $106,478
                                                                                                  ========
  Net interest margin                                                                                          3.81%
                                                                                                            =======
  Average interest-earning assets to average interest-bearing
    liabilities                                                                     127.67%
                                                                                ==========

* If single premium Bank-owned life insurance was considered an earning asset, the fiscal 1997 and 1996 net interest margins would have been 3.82% and 3.73%, respectively.

RATE/VOLUME ANALYSIS

     The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in rate (change in rate multiplied by prior volume), (ii) changes attributable to changes in volume (changes in volume multiplied by prior rate), (iii) the changes attributable to the combined impact of volume and rate (changes in the rate multiplied by changes in the volume), and (iv) the total net change.


                                                      YEAR ENDED JUNE 30,
                                           -----------------------------------------
                                                     1997 COMPARED TO 1996
                                                   INCREASE (DECREASE) DUE TO
                                           -----------------------------------------
                                                                RATE/
                                              RATE     VOLUME   VOLUME      NET
                                           ---------  -------  --------  -----------
                                                        (In thousands)
INTEREST-EARNING ASSETS:
Federal Home Loan Bank deposits             $   (10)  $   515    $ (26)  $   479
Securities available-for-sale:
  Securities-taxable                           (254)      987      (14)      719
  Securities-tax-exempt (1)                    (138)   (1,461)      48    (1,551)
  Mortgage-backed and related securities       (558)    8,393     (254)    7,581
Loans held-for-sale                            (263)     (872)      86    (1,049)
Securities held-to-maturity:
  Securities-taxable                            ---    (2,898)     ---    (2,898)
  Securities-tax-exempt (1)                     ---      (939)     ---      (939)
  Mortgage-backed and related securities        ---    (1,029)     ---    (1,029)

LOANS AND LEASES:
  Mortgage loans                              4,378    15,343      460    20,181
  Home equity loans                            (633)    8,264     (139)    7,492
  Commercial loans (1)                          (88)     (988)      12    (1,064)
  Consumer loans                                272    (1,825)    (114)   (1,667)
  Leases receivable                              39       143        4       186
                                            -------   -------   ------   -------
    Gross loans and leases                    3,968    20,937      223    25,128
  Federal Home Loan Bank stock                    6       238        1       245
                                            -------   -------   ------   -------
    Total interest earning assets             2,751    23,871       64    26,686
                                            -------   -------   ------   -------

INTEREST-BEARING LIABILITIES:
Deposits:
  Interest-bearing demand accounts              218       (34)      (6)      178
  Money market demand accounts                 (378)    5,878      (59)    5,441
  Passbook                                      ---      (461)     ---      (461)
  Certificates of deposit                      (721)       84       (1)     (638)
                                            -------   -------   ------   -------
    Total deposits                             (881)    5,467      (66)    4,520
  Borrowings                                   (879)   11,844     (425)   10,540
  Advances from borrowers for taxes and
    Insurance                                    44       (26)      (1)       17
                                            -------   -------   ------   -------
    Total interest-bearing liabilities       (1,716)   17,285     (492)   15,077
                                            -------   -------   ------   -------
    Net change in net interest income       $ 4,467   $ 6,586    $ 556   $11,609
                                            =======   =======  =======   =======


                                                      YEAR ENDED JUNE 30,
                                           -----------------------------------------
                                                     1996 COMPARED TO 1995
                                                  INCREASE (DECREASE) DUE TO
                                           -----------------------------------------
                                                                RATE/
                                              RATE    VOLUME    VOLUME       NET
                                           ---------  -------  --------  -----------
                                                       (In thousands)
INTEREST-EARNING ASSETS:
Federal Home Loan Bank deposits             $     5   $   (60)  $    (2)  $   (57)
Securities available-for-sale:
  Securities-taxable                            (31)   11,964      (109)   11,824
  Securities-tax-exempt (1)                     725    (1,892)     (245)   (1,412)
  Mortgage-backed and related securities       (329)   11,421      (482)   10,610
Loans held-for-sale                            (164)    1,344      (137)    1,043
Securities held-to-maturity:
  Securities-taxable                          1,146    (6,617)     (824)   (6,295)
  Securities-tax-exempt (1)                    (187)   (1,120)       96    (1,211)
  Mortgage-backed and related securities        393    (1,592)     (252)   (1,451)

LOANS AND LEASES:
  Mortgage loans                              9,784    13,970     1,117    24,871
  Home equity loans                             715     3,774        81     4,570
  Commercial loans (1)                         (127)    1,140       (25)      988
  Consumer loans                                (91)   (2,294)       31    (2,354)
  Leases receivable                             198       (68)      (11)      119
                                            -------   -------   -------   -------
    Gross loans and leases                   10,479    16,522     1,193    28,194
  Federal Home Loan Bank stock                   83       247        20       350
                                            -------   -------   -------   -------
    Total interest earning assets            12,120    30,217      (742)   41,595
                                            -------   -------   -------   -------

INTEREST-BEARING LIABILITIES:
Deposits:
  Interest-bearing demand accounts             (235)      (51)        7      (279)
  Money market demand accounts                1,279    10,978       995    13,252
  Passbook                                     (390)   (2,599)       91    (2,898)
  Certificates of deposit                     8,267     6,437     1,081    15,785
                                            -------   -------   -------   -------
    Total deposits                            8,921    14,765     2,174    25,860
  Borrowings                                    292     4,849        74     5,215
  Advances from borrowers for taxes and
    Insurance                                   (16)       11       ---        (5)
                                            -------   -------   -------   -------
    Total interest-bearing liabilities        9,197    19,625     2,248    31,070
                                            -------   -------   -------   -------
    Net change in net interest income
                                            $ 2,923   $10,592   $(2,990)  $10,525
                                            =======   =======   =======   =======

-------------------------

(1) The yield on tax-exempt securities and loans is computed on a before tax-equivalent basis using a federal tax rate of 35% in fiscal 1997, 1996 and 1995.

FINANCIAL CONDITION

     The Company's total assets increased $236.1 million or 6.9% to $3.673 billion at June 30, 1997 from $3.437 billion at June 30, 1996. The Company's ratio of stockholders' equity to total assets was 16.20% at June 30, 1997 compared to 16.26% at June 30, 1996.

     Cash and cash equivalents decreased 26.7% or $11.7 million to $32.1 million at June 30, 1997 from $43.8 million at June 30, 1996 due to a decrease in float at year end in the Company's accounts at their correspondent banks.

     Securities available-for-sale (reflected at market value) increased 1.3% or $8.9 million to $693.5 million at June 30, 1997 from $684.6 million at June 30, 1996, as the Company maintained the size of the portfolio to satisfy regulatory liquidity requirements.

     Loans and leases, net, increased by 8.4% or $211.6 million to $2.745 billion at June 30, 1997 from $2.534 billion at June 30, 1996. The increase was primarily in residential one-to-four family, multi-family and home equity mortgage loans, as the Company continues its' strategy of more fully utilizing its capital through balance sheet growth in excess of growth in capital. The increase in loan and leases was funded with increased deposits and borrowings. The growth in loan and leases was due to successfully expanding the loan origination through target marketing. The Company generally sells fixed-rate one-to-four-family residential mortgage loans originated, and retains originated one-to-four-family ARMs and other loans for its loan portfolio.
Loan growth was principally in the one-to-four-family, residential multi-family and home equity loan categories as shown in Note 5 to the Notes to the Consolidated Financial Statements. During the fiscal year ended June 30, 1997, because of the current interest rate environment, approximately $94.7 million of the Company's total fixed-rate one-to-four family mortgage loans originated of $262.5 million were originated with the intention to hold to maturity. The Company believes that, in the current rate environment, the yield on fixed-rate loans and the favorable differential between fixed-rate and ARM loan rates makes the retention of some fixed-rate loans desirable.

     The Company emphasizes high asset quality in both its investment portfolio and its lending activities. Non-performing assets have ranged between 0.11% and 0.22% as a percent of total assets during the last five years and were 0.12% of total assets at June 30, 1997. Total cumulative net charge-offs during the last five years have been $4.1 million. During the year ended June 30, 1997, the Company's provision for loan and lease losses was $1.2 million, while net charge-offs totaled $0.4 million. The Company's allowance for loan and lease losses at June 30, 1997 totaled $40.6 million, which is 1.44% of
gross loans and leases, and 939.0% of non-performing loans.   None of the
Company's investment securities or mortgage-backed and related securities are categorized as non-performing assets.

     In July 1996, the Company sold securities to fund the second purchase of $25.0 million of single premium Bank-owned life insurance policies on its officers. Increases in the cash surrender value are reported in non-interest income. The Company is utilizing this vehicle to satisfy future employee benefit obligations because of its attractive tax-equivalent return.

     Deposits increased by 7.0% or $152.8 million to $2.353 billion at June 30, 1997 from $2.200 billion at June 30, 1996. The increase was primarily due to brokered money market deposits which increased $120.3 million. Certificates of deposit grew by $32.6 million in fiscal 1997 with the growth occurring in maturities of one to three years, partially offset by decreases in maturities of one year or less. Retail money market deposits grew by $24.9 million. Offsetting these increases were reductions in savings accounts of $15.0 million, and demand deposits of $10.9 million. Deposit mix and the levels of inflows and outflows are influenced by the general level of interest rates, the relationship between short-term and longer-term interest rates and the yields available on alternative investment instruments. During fiscal 1997, the Company maintained its deposit base by offering competitive interest rates on its deposit products and by promoting its capital strength and financial stability, offered retail certificate of deposit rates have been attractive compared to alternative deposit and investment rates. The Company also utilizes various marketing strategies to promote specific deposit products and to acquire or to expand targeted customer deposits.

     Borrowings increased $55.4 million to $620.3 million at June 30, 1997 from $564.9 million at June 30, 1996 and consisted of FHLB-Chicago advances and
federal funds purchased.   Federal funds purchased decreased by $180.0 million
to $75.0 million with a weighted average rate of 5.65% at June 30, 1997.   In
addition to deposits, these borrowings have been used to maintain liquidity levels sufficient to accommodate as well as compensate for normal deposit fluctuations and various funding needs, primarily the recent loan growth.

ASSET/LIABILITY MANAGEMENT

     In an attempt to manage vulnerability to interest rate changes, management closely monitors the Company's interest rate risk position. The Company establishes its asset/liability management strategies through an Executive Asset/Liability Committee which reports to the Board of Directors. The Company seeks to manage its interest rate risk primarily through the structuring of its balance sheet in order to manage its vulnerability to changes in interest rates and enhance its income. Although the Company's assets and liabilities maturing and repricing within one year are reasonably matched with a 8.32% negative gap, at June 30, 1997, a negative "gap" of 21.36% and 15.61% exists at three and six months compared to 25.21% and 18.06% at three months and six months, respectively, at June 30, 1996.

     Generally, the Company utilizes the following strategies to reduce its interest rate risk when deemed appropriate: (i) the Company emphasizes the origination and retention of ARMs; (ii) generally long-term fixed-rate mortgages originated are securitized and sold into the secondary market; (iii) the Company seeks to lengthen the maturities of deposits when deemed cost effective through the pricing and promotion of certificates of deposit with terms of one to five years; and iv) the Company maintains a significant investment position in medium-term U.S. Government Agency and corporate notes, adjustable-rate mortgage-backed and mortgage-related securities and from time to time, mutual funds. Although the Company emphasizes ARM originations and invests in mortgage-backed and related securities with shorter average lives, the level of the Company's portfolio of fixed-rate mortgage and home equity loans continues to affect its gap position. The Company's ARM loans and ARM mortgage-backed and related securities also typically have annual and lifetime caps on interest rate increases which reduces the extent to which they protect the Company against interest rate risk when rates are volatile. A significant portion of the Company's ARM portfolio has one percent annual caps, and are indexed to "Cost of Funds Indices," which tend to lag general market trends. Also, the Company has been originating and holding for portfolio 3-year and 5-year ARM loans, and fully amortizing 5-year, 10-year and 15-year fixed-rate home equity loans and 10 to 30 year fixed-rate residential mortgages, which will not reprice for some time. Further, mortgage-backed and related securities are subject to reinvestment risk. For example, during periods of falling interest rates, mortgage loans and mortgage-backed and related securities are more likely to prepay, and the Company may not be able to reinvest the proceeds from prepayments in loans, securities or other assets with yields similar to those of the prepaying assets.

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it matures or reprices within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain prepayment assumptions, to liquidate or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to liquidate or reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.

     The following Asset/Liability Management Schedule sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1997, which are anticipated by the Company to mature or reprice in each of the periods shown, based on the information and assumptions set forth in the notes below the schedule. This table does not reflect the impact of any hedging activity or financial techniques utilized by the Company to mitigate interest rate risk, because it would not have a material effect on the Company's "gap" position. Certain shortcomings are inherent in the method of analysis presented in the following table. For example, although certain assets and liabilities may have similar maturities or repricing periods, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans and mortgage-backed and related securities, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of ARM loans and mortgage-backed and related securities in the Company's portfolios could decrease in future periods if market interest rates remain at or fall below current levels due to the exercise of conversion options and refinancing activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their debt may decrease as a result of interest rate increases.

     At June 30, 1997, the Company had $1.884 billion of interest bearing liabilities maturing or repricing within three months and $1.100 billion of interest earning assets maturing or repricing within three months producing a negative three month cumulative gap of $784.5 million. This represents a negative cumulative gap ratio of (21.36)% (as a percent of total assets) and indicates the liabilities of the Company are more interest rate sensitive than the assets. Longer period gaps are positive (interest earning assets exceed interest bearing liabilities) resulting in a decreasing cumulative negative gap for longer time periods. The one year cumulative gap is a negative $305.8 million and the cumulative gap ratio is a negative (8.32)%.

     Although the Company has a positive five year cumulative gap position of $290.9 million, 7.92% cumulative gap ratio, the negative short-term gap
positions have a more immediate effect on earnings.   Also, during periods of
rising interest rates, increases in the yield on interest-earning assets will occur with a lag and to a lesser extent than may be anticipated from the gap ratio due to the structuring of the Company's one year ARM loans utilizing "Cost of Funds Indices" and 1% annual caps, as previously discussed. Accordingly, the Company will most likely be adversely affected by rising interest rates. When interest rates first decline, the lag in the downward adjustment in the ARM loan yields will have a short-term positive effect; however, once the decline in interest rates has reversed, the lag effect of the "Cost of Funds Indices" causes the yields on the ARM loans to not increase even though general interest rates begin to rise.

ASSET/LIABILITY MANAGEMENT SCHEDULE

                                                                           AT JUNE 30, 1997
                                            ------------------------------------------------------------------------------
                                                                        REPRICING OR MATURING
                                            ------------------------------------------------------------------------------
                                                           MORE THAN                   MORE THAN
                                               WITHIN        THREE       MORE THAN     ONE YEAR
                                               THREE       MONTHS TO     SIX MONTHS     TO FIVE     OVER FIVE
                                               MONTHS      SIX MONTHS   TO ONE YEAR      YEARS        YEARS       TOTAL
                                            ----------    -----------   -----------    ---------   ----------   ----------
                                                                            (In thousands)
INTEREST-EARNING ASSETS (1)
Mortgage loans: (2)
  Fixed                                     $   27,982    $   31,443    $   43,628    $  258,210   $  164,806   $  526,069
  Adjustable                                   350,757       363,624       482,794       398,162          ---    1,595,337
  Home equity                                  247,111        21,702        39,065       167,103       47,668      522,649
Commercial loans (2)                            33,896         4,416         8,239        14,669          ---       61,220
Consumer loans (2)                               8,312         3,551         3,904         6,995           23       22,785
Leases receivable (2)                            5,458           739         1,273         4,873        4,697       17,040
Mortgage loans held-for-sale                    34,725           ---           ---           ---          ---       34,725
Securities available-for-sale
Investment securities held-to-maturity:
  Mutual Funds                                  20,160           ---           ---           ---          ---       20,160
  U.S. Treasury securities and
    obligations of U.S. Government
    corporations and agencies                    9,366        14,775        15,051       113,593       11,638      164,423
  Municipal Bonds                                  ---         5,171         5,212        26,774          ---       37,157
  Corporate debt securities                        ---        10,112        35,231        15,044          ---       60,387
  Mortgage backed securities                   360,495         2,266        24,228         9,998       14,259      411,246
  Other                                            ---           ---           ---           ---          175          175
Other assets:
  Interest-bearing Federal Home
    Loan Bank deposits                           1,551           100           ---           ---          ---        1,651
  Federal Home Loan Bank stock                     ---           ---           ---           ---       28,166       28,166
                                            ----------    ----------    ----------    ----------   ----------   ----------
    Total interest-earning assets           $1,099,813    $  457,899    $  658,625    $1,015,421   $  271,432   $3,503,190
                                            ==========    ==========    ==========    ==========   ==========   ==========

INTEREST-BEARING LIABILITIES (1)
Deposits: (3)
  Interest bearing demand accounts          $   85,481    $      ---    $      ---    $      ---   $      ---   $   85,481
  Money market accounts                        746,346           ---           ---           ---          ---      746,346
  Passbook accounts                            273,463           ---           ---           ---          ---      273,463
  Certificates of deposit                      260,011       214,697       390,926       318,306          175    1,184,115
Borrowings:
  Advances and other borrowings                519,000           ---           175       100,422          726      620,323
  Advances from borrowers for taxes
    and insurance                                  ---        32,031           ---           ---          ---       32,031
                                            ----------    ----------    ----------    ----------   ----------   ----------
    Total interest-bearing liabilities      $1,884,301    $  246,728    $  391,101    $  418,728   $      901   $2,941,759
                                            ==========    ==========    ==========    ==========   ==========   ==========

Excess (deficiency) of interest-earning
  assets over interest-bearing liabilities  $ (784,488)   $  211,171    $  267,524    $  596,693   $  270,531   $  561,431
                                            ==========    ==========    ==========    ==========   ==========   ==========
Cumulative excess (deficiency) of
interest-earning assets over interest-      $             $             $             $            $
     bearing liabilities                      (784,488)     (573,317)     (305,793)      290,900      561,431
                                            ==========    ==========    ==========    ==========   ==========
Cumulative excess (deficiency) of
  interest-earning assets over interest-
  bearing liabilities as a percent of total
     assets                                     (21.36)%      (15.61)%       (8.32)%        7.92%       15.28%
Total assets for above ratio                $3,673,401    $3,673,401    $3,673,401    $3,673,401   $3,673,401
                                            ==========    ==========    ==========    ==========   ==========

----------------------
(1) Adjustable and floating rate assets and liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization, in each case adjusted to take into account estimated prepayments based on the Company's historical prepayment statistics. For fixed-rate loans and mortgage-backed and related securities, annual prepayment rates ranging from 10% to 28% were used.

(2) Balances have been reduced for undisbursed loan proceeds, unearned discounts, deferred loan fees and allowances for loan losses, which aggregated $85.2 million at June 30, 1997.

(3) Although the Company's interest bearing demand accounts, money market accounts and passbook accounts generally are subject to immediate withdrawal, management considers a certain amount of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. However, in managing the Company's interest rate risk, management considers these deposits to be interest rate sensitive because the rates paid may vary with market conditions.

MARKET RISK

     Out of numerous market risks that must be addressed, only interest rate risk and credit risk are significant factors impacting the Company's performance. The Company utilizes no derivatives to mitigate its credit risk, relying instead on loan review and an adequate loan loss reserve (see Management's Discussion and Analysis of Financial Condition and Results of Operation).
     Interest rate risk is managed through the monitoring of the Company's GAP (see Asset/Liability Management) and sensitivity to interest rate risk by subjecting the Bank's balance sheet to interest rate shocks.
     Rate shock is an instantaneous and complete adjustment in market rates of various magnitude on a static or level balance sheet to determine the effect such a change in rates would have on the Company's net interest income and net income for the succeeding 12 months, and market value at risk.
     The Company utilizes accepted industry-wide asset/liability modeling software to determine the effect that an instantaneous shift in market interest rates, with scenarios of interest rates increasing 100 and 200 basis points, and decreasing 100 and 200 basis points. Due to the Company's negative GAP position, net interest income, net income and market value of equity were adversely affected when rate shocks with rates increasing were applied to the Bank's balance sheet and favorably affected when decreasing rates were applied. While a rate shock which affects all market rates equally and immediately is not a normal market occurrence, it is a simplistic and objective means of isolating the impact of interest rate changes. As of June 30, 1997, for the succeeding twelve months net interest income decreased 5.1% and 13.6% and net income decreased 7.1% and 20.0% when increasing shocks of 100 and 200 basis points, respectively, were applied to a static balance sheet. The effect of these rate shocks on the combined net value of existing assets and liabilities was a decrease of 9.5% and 24.3% respectively.
     The table below reflects the Company's expected cash flows and applicable yields on current authorized cost balances of its interest sensitive assets and liabilities taking into consideration expected prepayments of the Company's long-term assets (primarily its mortgage-loans and mortgage backed securities) and the resulting current fair market value after discounting expected cash flows at existing market rates. (See also Footnote 15 in the Company's Audited Consolidated Financial Statements.)

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
   Condition and Results of Operations          -------------------------------------------------------------------------------
                                                                    PERIOD OF EXPECTED CASH FLOW AND YIELD
                                                -------------------------------------------------------------------------------
MARKET RISK MANAGEMENT SCHEDULE
INTEREST RATE RISK
                                                     WITHIN              MORE THAN           MORE THAN             MORE THAN
                                                      ONE                ONE YEAR            TWO YEARS            THREE YEARS
                                                      YEAR              TO TWO YRS.        TO THREE YRS.          TO FOUR YRS.
                                                ----------------     ----------------     ----------------       --------------
                                                                                (In Thousands)
INTEREST-EARNING ASSETS:  (1)
Loans Secured by Mortgages:
  Fixed                                         $  186,839 8.72%    $  128,155  8.81%     $   99,918 8.80%       $ 83,179 8.78%
  Adjustable                                       427,106 8.21%       299,597  8.22%        224,685 8.09%        171,539 7.99%

Other Loans & Leases:
  Fixed                                             35,926 8.35%        15,283  8.24%          7,922 8.46%          5,054 8.48%
  Adjustable                                         7,625 8.72%         6,194  8.61%          5,098 8.49%          8,768 8.84%
Investment Securities Available for Sale:
  Mortgage Backed & Mortgage Related
Securities
  Collateralized Mortgage Obligations                4,446 7.09%         4,772  7.09%          5,122 7.09%          5,497 7.09%
  Mortgage Backed Securities
    Fixed                                            3,174 8.17%         2,845  8.17%          2,549 8.17%          2,283 8.17%
    Adjustable                                       5,443 7.17%         4,289  7.17%          3,375 7.17%          1,885 7.17%
  Investment Securities                            110,599 5.98%       155,736  6.22%              0 0.00%         10,978 6.21%
FHLB Stock

                                                ----------------    -----------------     ----------------       --------------
         TOTAL INTEREST EARNING ASSETS          $  781,158 8.01%    $  616,871  7.82%     $  348,669 8.29%       $289,183 8.16%
                                                ================    =================     ================       ==============
INTEREST BEARING LIABILITIES:
Deposits:
  Fixed                                         $  860,088 5.68%    $  274,096  5.85%       $ 31,960 6.01%       $ 10,433 5.87%
  Adjustable                                     1,110,836 4.13%
Borrowings (including advances from
  borrowers):
  Fixed                                            165,175 5.80%           102  6.30%        100,104 5.48%            105 6.22%
  Adjustable                                       136,031 4.97%             0  0.00%        100,000 5.71%         50,000 5.71%

                                                ----------------    -----------------     ----------------       --------------
       TOTAL INTEREST BEARING LIABILITIES       $2,272,130 4.89%    $  274,198  5.85%     $  232,064 5.65%       $ 60,538 5.74%
                                                ================    =================     ================       ==============

SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
   Condition and Results of Operations          -------------------------------------------------------------------------------
                                                                    PERIOD OF EXPECTED CASH FLOW AND YIELD
                                                -------------------------------------------------------------------------------
MARKET RISK MANAGEMENT SCHEDULE
INTEREST RATE RISK
                                                   MORE THAN                                                          FAIR
                                                   FOUR YEARS           OVER FIVE                                    MARKET
                                                  TO FIVE YRS.            YEARS                TOTAL                 VALUE
                                                ----------------     ----------------     ----------------       --------------
                                                                         (In Thousands)
INTEREST-EARNING ASSETS:  (1)
Loans Secured by Mortgages:
  Fixed                                         $   66,086 8.79%    $  296,088  8.49%     $  860,265 8.68%       $      881,719
  Adjustable                                       136,738 7.95%       632,101  7.89%      1,891,766 8.05%            1,892,774

Other Loans & Leases:
  Fixed                                              3,452 8.38%         8,119  9.51%         75,756 8.47%               76,184
  Adjustable                                         3,453 8.17%         6,121  8.68%         37,259 8.64%               37,527
Investment Securities Available for Sale:
  Mortgage Backed & Mortgage Related
Securities
  Collateralized Mortgage Obligations                5,900 7.09%       323,142  7.09%        348,879 7.09%              358,183
  Mortgage Backed Securities
    Fixed                                            2,043 8.17%        13,860  8.17%         26,754 8.17%               27,715
    Adjustable                                         916 7.17%         8,982  7.17%         24,890 7.17%               25,348
  Investment Securities                                  0 0.00%           175 11.30%        277,488 6.13%              282,302
FHLB Stock                                                              28,166  6.75%         28,166 6.75%               28,166

                                                ----------------    -----------------     ----------------       --------------
         TOTAL INTEREST EARNING ASSETS          $  218,588 8.19%    $1,316,754  7.82%     $3,571,223 7.96%       $    3,609,918
                                                ================    =================     ================       ==============

INTEREST BEARING LIABILITIES:
Deposits:
  Fixed                                         $    1,818 5.85%    $      173  5.89%     $1,178,568 5.73%       $    1,179,944
  Adjustable                                                                               1,110,836 4.13%            1,110,836

Borrowings (including advances from
borrowers):
  Fixed                                                112 6.22%           726  7.04%        266,324 5.69%              264,740
  Adjustable                                       100,000 5.71%             0  0.00%        386,031 5.45%              386,031

                                                ----------------    -----------------     ----------------       --------------
       TOTAL INTEREST BEARING LIABILITIES       $  101,930 5.71%    $      899  6.82%     $2,941,759 5.08%       $    2,941,551
                                                ================    =================     ================       ==============




(1)  Average yield on tax-exempt loans and securities held for sale are presented on a before tax-equivalent basis, which reflects a federal income tax rate of 35% for fiscal 1997.

Liquidity and Capital Resources

     The Company's primary sources of funds are deposits, borrowings, proceeds of principal and interest payments on loans, and principal and interest payments on mortgage-backed and related securities and investment securities. Proceeds from the sale of loans and investments are also a source of funds. Maturities and scheduled amortization of loans and investments are predictable sources of funds. However, deposit flows and loan prepayments often are influenced greatly by general interest rates, economic conditions and competition. Prepayments on mortgage loans and mortgage-backed and related securities are typically considerably higher than normal during periods when there is a decline in interest rates. As a result, the proceeds from mortgage prepayments would be invested in lower yielding loans or other investments which have the effect of reducing interest income. In a period of rising interest rates, it is anticipated that mortgage prepayments will decrease, and proceeds from such prepayments would be invested in higher yielding loans or investments and would have the effect of increasing interest income.

     The Company's most liquid assets are cash, interest-bearing and non-interest-bearing deposits, loans held for sale and investments available-for-sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. These assets at June 30, 1997, and 1996 totaled $760.4 million, and $768.7 million, respectively. The Company's ratio of these assets to total deposits was 32.3% and 34.9% at June 30, 1997 and 1996, respectively.

     Liquidity management for the Company is both a daily and long-term component of the Company's management strategy. The Company maintains liquidity levels sufficient to accommodate normal deposit fluctuations and various funding needs, and to meet its asset and liability management objectives. Excess funds generally are invested in short-term investments such as overnight deposits at the FHLB-Chicago. In the event the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB-Chicago advances, reverse repurchase agreements, and the purchase of federal funds.

     As a state chartered savings bank, Security Bank S.S.B. is required by regulatory authorities to maintain strictly defined minimum primary and full liquidity ratios. As of June 30, 1997, the bank was in compliance with the required liquidity ratios.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains provisions for capital standards that require banks to have a minimum 3% leverage ratio (Tier I capital to adjusted total assets), a minimum 4% Tier I capital to risk-weighted assets and a minimum 8% qualifying total capital to risk-weighted assets. The Bank's regulatory capital exceeds all minimum standards required under FDICIA.

As of June 30, 1997, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratio as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

A summary of the Bank's current regulatory capital amounts as of June 30, are as follows:

                                                                              JUNE 30,
                                                                       ----------------------
Risk-based capital:                                                       1997        1996
                                                                       ----------  ----------
                                                                        (Dollars in thousands)
  Equity                                                               $  467,027   $ 419,660
  Less unrealized gain on available-for-sale securities, net of tax        (9,932)     (6,767)
                                                                       ----------   ---------

Total Tier I capital                                                      457,095     412,893

Allowable allowance for loan and lease losses (Tier II Capital)            31,935      30,264
                                                                       ----------  ----------

Qualifying total capital                                               $  489,030     443,157
                                                                       ==========  ==========

Risk-weighted assets                                                   $2,546,081  $2,411,582
                                                                       ==========  ==========

Tier I leverage ratio                                                     12.87 %     12.72 %
                                                                       ==========  ==========

Tier I capital to risk-weighted assets                                    17.95 %     17.12 %
                                                                       ==========  ==========

Qualifying total capital to risk-weighted assets                          19.21 %     18.38 %
                                                                       ==========  ==========

IMPACT OF INFLATION AND CHANGING PRICES

     The Company's Consolidated Financial Statements and notes thereto have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

REGULATORY LEGISLATION

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

CURRENT ACCOUNTING DEVELOPMENTS

     On June 28, 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective in 1997. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of financial-components approach that focuses on control. It distinguishes transfer of financial assets that are sales from transfers that are secured borrowings. On January 1, 1997, the Company adopted SFAS No. 125. The adoption had no impact on the Company's results of operations or financial position.

     The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation," which is effective for fiscal years beginning after December 15, 1995. The statement requires that a fair value based method be used to value employee compensation plans that include stock based awards. The statement allows an entity to either recognize compensation expense under SFAS No. 123 or continue to account for such arrangements under APB Opinion No. 25 "Accounting for Stock Issued to Employees." If adoption of SFAS No. 123 is not used in determining net income, the Company must disclose in a footnote to the financial statements the pro-forma effect on net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The Company continues to account for such arrangements in accordance with APB Opinion No. 25. The effect of adopting this statement was immaterial to the Company's results of operations for fiscal year ended June 30, 1997. (See Note 10(vi) to Notes to Consolidated Financial Statements.)

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. This statement simplifies the standards for computing earnings per share previously found in APB No. 15. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Earlier application of this statement is not permitted. The Company has determined that adoption will not have a material effect on the consolidated financial statements of the Company.

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.


FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, the discussion in this Annual Report on Form 10-k includes certain forward-looking statements based upon management expectations. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the costs of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Company's loan and investment portfolios.

     Security Capital Corporation does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                                JUNE 30,
                                                                                        ------------------------
                                                                                           1997         1996
                                                                                        -----------  -----------
                                                                                             (In thousands)
ASSETS:
Cash and non-interest bearing deposits                                                  $   30,459   $   42,880
Federal Home Loan Bank deposits                                                              1,651          905
                                                                                        ----------   ----------
  Cash and cash equivalents                                                                 32,110       43,785
                                                                                        ----------   ----------
Loans held-for-sale                                                                         34,725       40,303
Securities available-for-sale, at market:
  Investment securities                                                                    282,302      352,187
  Mortgage-backed and related securities                                                   411,246      332,448
Loans and leases, net                                                                    2,745,099    2,533,534
Foreclosed properties                                                                           96          289
Premises and equipment, net                                                                 23,775       24,399
Federal Home Loan Bank stock, at cost                                                       28,166       22,624
Accrued interest receivable                                                                 19,931       19,903
Other assets                                                                                95,951       67,845
                                                                                        ----------   ----------

Total assets                                                                            $3,673,401   $3,437,317
                                                                                        ==========   ==========
LIABILITIES:
Deposits                                                                                $2,353,167   $2,200,411
Borrowings                                                                                 620,323      564,927
Advances from borrowers for taxes and insurance                                             32,031       33,244
Other liabilities                                                                           72,899       79,687
                                                                                        ----------   ----------

Total liabilities                                                                        3,078,420    2,878,269
                                                                                        ----------   ----------

STOCKHOLDERS' EQUITY:
Common stock, $1.00 par value, 50,000,000 shares authorized, 10,810,000 shares issued and 9,208,332 and 9,314,365 voting shares outstanding
  respectively                                                                              10,810       10,810
Additional paid-in capital                                                                 261,630      259,007
Retained earnings, substantially restricted                                                413,878      377,836
Net unrealized gain on securities available-for-sale                                        10,072        6,269
Less:
  Common stock held for deferred compensation                                               (3,776)      (3,415)
  Unearned ESOP compensation                                                               (13,872)     (15,132)
  Unearned restricted stock                                                                 (2,817)      (2,817)
  Treasury stock (1,601,668 shares and 1,495,635 shares, at cost,
respectively)                                                                              (80,944)     (73,510)
                                                                                        ----------   ----------
Total stockholders' equity                                                                 594,981      559,048
                                                                                        ----------   ----------
Commitments and contingencies (notes 12, 16 and 17)

Total liabilities and stockholders' equity                                              $3,673,401   $3,437,317
                                                                                        ==========   ==========

          See accompanying Notes to Consolidated Financial Statements.

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME



                                                                     FOR THE YEARS ENDED JUNE 30,
                                                               ----------------------------------------
                                                                   1997          1996          1995
                                                               ------------  ------------  ------------
                                                                 (In thousands except per share data)
INTEREST AND DIVIDEND INCOME:
 Loans and leases:
  Held for investment                                          $   222,476   $   197,447   $   169,312
  Held-for-sale                                                      1,608         2,657         1,614
                                                               -----------   -----------   -----------
   Total                                                           224,084       200,104       170,926
                                                               -----------   -----------   -----------
Investments:
  Taxable income on securities                                      15,895        18,079        12,514
  Tax-exempt income on securities                                    1,711         3,326         5,033
  Mortgage-backed securities                                        25,987        19,435        10,276
  Dividends on FHLB and FHLMC stock                                  1,642         1,397         1,081
  FHLB deposits and other interest income                              678           198           255
                                                               -----------   -----------   -----------
Total interest and dividend income                                 269,997       242,539       200,085
                                                               -----------   -----------   -----------
INTEREST EXPENSE:
  Deposits                                                         106,769       102,250        76,390
  Advances from borrowers for taxes and insurance                      841           823           828
  Borrowings                                                        35,048        24,508        19,292
                                                               -----------   -----------   -----------
Total interest expense                                             142,658       127,581        96,510
                                                               -----------   -----------   -----------
Net interest income                                                127,339       114,958       103,575
Provision for loan and lease losses                                  1,247         5,625         5,867
                                                               -----------   -----------   -----------
Net interest income after provision for loan and lease losses      126,092       109,333        97,708
                                                               -----------   -----------   -----------
NON-INTEREST INCOME:
  Loan servicing fees and service charges                            7,272         7,711         7,242
  Deposit service charges                                            1,211         1,170         1,224
  Gain on sale of loans held-for-sale                                  971         1,549           886
  Gain (loss) on sale of securities                                     12           (40)         (925)
  Insurance, mutual fund and annuity commissions                     5,392         5,000         4,914
  Net (loss) income from operation of foreclosed properties             (9)          (26)          220
  Other income, net                                                  7,634         5,420         6,154
                                                               -----------   -----------   -----------
Total non-interest income                                           22,483        20,784        19,715
                                                               -----------   -----------   -----------
NON-INTEREST EXPENSE:
  Compensation and employee benefits                                36,524        38,022        40,467
  Occupancy and premises, including depreciation                     4,918         5,115         4,967
  Data processing                                                    2,882         2,686         2,774
  Marketing                                                          5,581         5,789         4,463
  Federal deposit insurance premiums                                15,244         4,895         4,060
  Furniture and equipment, including depreciation                    2,585         2,630         2,657
  Professional fees                                                  2,817         3,320         4,052
  Other expenses                                                    11,859        16,558        13,984
                                                               -----------   -----------   -----------
Total non-interest expense                                          82,410        79,015        77,424
                                                               -----------   -----------   -----------
Income before income tax expense                                    66,165        51,102        39,999
Income tax expense                                                  21,234        18,650        14,908
                                                               -----------   -----------   -----------
  Net income                                                   $    44,931   $    32,452   $    25,091
                                                               ===========   ===========   ===========
Earnings per share                                             $      4.83   $      3.40   $      2.53
                                                               ===========   ===========   ===========

          See accompanying Notes to Consolidated Financial Statements.

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                    COMMON
                                                               ADDITIONAL         STOCK HELD             UNEARNED
                                                COMMON           PAID-IN         FOR DEFERRED              ESOP
                                                STOCK            CAPITAL         COMPENSATION          COMPENSATION
                                                ------         ---------         ------------          -------------
                                                                       (In thousands)
Balance at June 30, 1994                     $  10,810    $  256,300             $  (2,989)           $  (17,654)
Net income                                         ---           ---                   ---
Amoritzation of unearned
  compensation                                     ---         1,077                   ---                 1,261
Release of common stock held
  for deferred compensation                        ---           ---                    45                   ---
Purchase of common stock for
  deferred compensation
  (4,133 shares)                                   ---           ---                  (200)                  ---
Purchase of treasury stock
  (854,235 shares)                                 ---           ---                   ---                   ---
Net unrealized gain on securities
  available-for-sale, net of tax                   ---           ---                   ---                   ---
Treasury stock issued for
  exercised options (8,500 shares)                 ---           ---                   ---                   ---
                                               -------      --------               -------               -------
Balance at June 30, 1995                        10,810       257,377                (3,144)              (16,393)
Net Income                                         ---           ---                   ---                   ---
Dividend paid @ $0.45 per share                    ---           (60)                  ---                   ---
Amortization of unearned
  compensation                                     ---         1,690                   ---                 1,261
Purchase of common stock for
  deferred compensation (4,390 shares)             ---           ---                  (271)                  ---
Purchase of treasury stock
  (456,000 shares)                                 ---           ---                   ---                   ---
Net unrealized gain on securities
  available-for-sale, net of tax                   ---           ---                   ---                   ---
Treasury stock issued for
 exercised options (6,100 shares)                  ---           ---                   ---                   ---
                                               -------      --------               -------               -------
Balance at June 30, 1996                        10,810       259,007                (3,415)              (15,132)
Net Income                                         ---           ---                   ---                   ---
Dividend paid @ $0.975 per share                   ---          (133)                  ---                   ---
Amortization of unearned
  compensation                                     ---         2,292                   ---                 1,260
Purchase of common stock held for
  deferred compensation (4,218 shares)             ---           ---                  (361)                  ---
Purchase of treasury stock
  (140,500 shares)                                 ---           ---                   ---                   ---
Net unrealized gain on securities
  available-for-sale, net of tax                   ---           ---                   ---                   ---
Treasury stock issued for exercised
  options (34,467 shares)                          ---           464                   ---                   ---
                                               -------      --------               -------               -------
Balance at June 30, 1997                     $  10,810    $  261,630             $  (3,776)           $  (13,872)
                                               -------      --------               -------               -------



                                                                                UNREALIZED
                                                                                  GAIN ON
                                        UNEARNED                                SECURITIES
                                       RESTRICTED            TREASURY           AVAILABLE-           RETAINED
                                          STOCK               STOCK              FOR-SALE            EARNINGS          TOTALS
                                       ----------            --------           ---------            --------          ------
                                                                         (In thousands)
Balance at June 30, 1994              $  (8,165)          $   (8,723)          $     ---          $  324,426          $  554,005
Net income                                                                                            25,091              25,091
Amoritzation of unearned
  compensation                            3,565                  ---                 ---                 ---               5,903
Release of common stock held
  for deferred compensation                 ---                                      ---                 ---                  45
Purchase of common stock for
  deferred compensation
  (4,133 shares)                            ---                  ---                 ---                 ---                (200)
Purchase of treasury stock
  (854,235 shares)                          ---              (39,330)                ---                 ---             (39,330)
Net unrealized gain on securities
  available-for-sale, net of tax            ---                  ---               5,086                 ---               5,086
Treasury stock issued for
  exercised options (8,500 shares)          ---                  321                 ---                 (85)                236
                                      ---------           ----------           ---------          ----------           ---------
Balance at June 30, 1995                 (4,600)             (47,732)              5,086             349,432             550,836
Net Income                                  ---                  ---                 ---              32,452              32,452
Dividend paid @ $0.45 per share             ---                  ---                 ---              (3,970)             (4,030)
Amortization of unearned
  compensation                            1,783                  ---                 ---                 ---               4,734
Purchase of common stock for
  deferred compensation (4,390 shar         ---                  ---                 ---                 ---                (271)
Purchase of treasury stock
  (456,000 shares)                          ---              (26,010)                ---                 ---             (26,010)
Net unrealized gain on securities
  available-for-sale, net of tax            ---                  ---               1,183                 ---               1,183
Treasury stock issued for
  exercised options (6,100 shares)          ---                  232                 ---                 (78)                154
                                      ---------           ----------           ---------          ----------           ---------
Balance at June 30, 1996                 (2,817)             (73,510)              6,269             377,836             559,048
Net Income                                  ---                  ---                 ---              44,931              44,931
Dividend paid @ $0.975 per share            ---                  ---                 ---              (8,334)             (8,467)
Amortization of unearned
  compensation                              ---                  ---                 ---                 ---               3,552
Purchase of common stock held for
  deferred compensation (4,218 shar         ---                  ---                 ---                 ---                (361)
Purchase of treasury stock
  (140,500 shares)                          ---               (8,855)                ---                 ---              (8,855)
Net unrealized gain on securities
  available-for-sale, net of tax            ---                  ---               3,803                 ---               3,803
Treasury stock issued for exercis
  options (34,467 shares)                   ---                1,421                 ---                (555)              1,330
                                      ---------           ----------           ---------          ----------           ---------
Balance at June 30, 1997              $  (2,817)          $  (80,944)          $  10,072          $  413,878           $ 594,981
                                      =========           ==========           =========          ==========           =========

          See accompanying Notes to Consolidated Financial Statements

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       YEAR ENDED JUNE 30,
                                                                 -------------------------------
                                                                   1997       1996       1995
                                                                 ---------  ---------  ---------
                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $ 44,931   $ 32,452   $ 25,091
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization                                       3,324      5,130     11,442
Provision for loan and lease losses                                 1,247      5,625      5,867
Stock-based compensation expense                                    3,552      4,732      5,948
Net decrease (increase) in loans held-for-sale                      5,578      2,763    (17,479)
Gain on sale of loans held-for-sale                                  (971)    (1,549)      (886)
(Gain) Loss on sale of securities available-for-sale                  (12)        40        925
Gain on sale of mortgage-backed and
related securties available-for-sale                                  (11)       (21)       ---
Increase in deferred income taxes                                  (3,088)    (2,696)    (4,884)
Increase in other assets                                             (736)   (11,745)    (9,866)
Increase (decrease) in other liabilities                           (1,246)     4,535      7,432
Other, net                                                         (2,751)     4,545      1,025
                                                                 --------   --------   --------
Net cash provided by operating activities                          49,817     43,811     24,615
                                                                 --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of securities available-for-sale                       155,384    166,350     21,201
Maturities of securities held-to-maturity                             ---     40,000     65,110
Sale of securities available-for-sale                              70,369     99,402    125,836
Sale of securities held-to-maturity                                   ---     34,933        ---
Purchases of securities available-for-sale                       (153,349)  (318,669)  (171,272)
Purchases of securities held-to-maturity                              ---        ---    (59,931)
Maturities and  repayments of mortgage-backed and related
  securities available-for-sale                                    61,457      6,991        637
Maturities and repayments of mortgage-backed and  related
  securities held-to-maturity                                         ---      3,560      8,038
Sale of mortgage-backed and related securities
 available-for-sale                                                40,413      6,751        ---
Purchases of mortgage backed and related securities
available-for- sale                                              (177,736)  (121,777)  (177,766)
Net increase in loans and leases                                 (213,783)  (198,188)  (327,552)
Net decrease (increase) in foreclosed properties                     (193)        79      1,250
Net purchases of premises and equipment                            (2,267)    (2,063)    (1,808)
Funding of bank-owned life insurance                              (25,000)   (25,000)       ---
Purchase of Federal Home Loan Bank stock                           (5,542)    (2,743)    (3,852)
Funding of benefit plan trusts                                     (1,367)    (3,164)      (442)
                                                                 --------   --------   --------
Net cash used in investing activities                            (251,614)  (313,598)  (520,551)
                                                                 --------   --------   --------

          See accompanying Notes to Consolidated Financial Statements.

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                                     YEAR ENDED JUNE 30,
                                                                               -------------------------------
                                                                                 1997       1996       1995
                                                                               ---------  ---------  ---------
                                                                                       (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                                       $152,756   $110,687   $370,941
 Net increase (decrease) in advance payment by  borrowers for
    taxes and insurance                                                           (1,213)    (2,830)     4,160
 Net increase in borrowings                                                       55,396    200,147    162,874
 Treasury stock purchased net of shares reissued for
    options exercised                                                             (7,989)   (25,856)   (39,094)
 Purchase of common stock for deferred compensation                                 (361)      (271)      (200)
 Cash dividends                                                                   (8,467)    (4,030)       ---
                                                                                --------   --------   --------
Net cash provided by  financing activities                                       190,122    277,847    498,681
                                                                                --------   --------   --------
Net increase (decrease) in cash and cash equivalents                             (11,675)     8,060      2,745

Cash and cash equivalents:
    Beginning of period                                                           43,785     35,725     32,980
                                                                                --------   --------   --------
    End of period                                                               $ 32,110   $ 43,785   $ 35,725
                                                                                ========   ========   ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                                    $142,237   $126,566   $ 91,835
    Income taxes                                                                  20,399     20,909     21,548

Supplemental schedule of non-cash investing and financing
activities:
Transfer from loans to foreclosed properties                                    $    965   $    402   $    693

Mortgage loans securitized as mortgage-backed securities                          32,179    129,484     10,708

Financing of sales of foreclosed properties                                          142        138      1,308

Transfer of loans to held-for-sale                                                 2,423      1,553        506

Transfer of securities from held-to-maturity to available-for-sale                   ---    157,715        ---

          See accompanying Notes to Consolidated Financial Statements.

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JUNE 30, 1997, 1996 AND 1995


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Security Capital Corporation (the "Company") and its wholly-owned subsidiaries conform to generally accepted accounting principles and to general practice within the banking, mortgage banking, and other specialized industries, where applicable. The following is a description of the more significant of those policies which the Company and Security Bank S.S.B. (The "Bank") follow in preparing and presenting their consolidated financial statements.

     (a) Principles of Consolidation -- The consolidated financial statements include the accounts and balances of the Company and its wholly-owned
          subsidiaries.   All significant intercompany accounts and
          transactions have been eliminated in consolidation. In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to current year classifications.

     (b) Statements of Cash Flows -- For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and interest-bearing deposits with the FHLB and other financial institutions.

     (c) Loans Held-for-Sale -- First mortgage loans held-for-sale are carried at the lower of cost (less principal payments received) or market value, as determined by outstanding commitments from investors or
          current quoted investor yield requirements.   Net fees and costs
          associated with originating and acquiring mortgage loans held-for-sale are deferred and are included in the basis for determining the gain or loss on sales of such loans. Gains and losses on sales and changes in market value are included in non-interest income. Cost of loans sold is determined on a specific identification basis and gains and losses on sales are recognized at the trade dates.

     (d) Securities -- Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" was adopted on July 1, 1994. SFAS No. 115 expands the use of fair value accounting for securities except it retains the use of the amortized cost method for investments the Company has the positive intent and ability to hold to maturity. SFAS No. 115 requires the classification of debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. Held-to-maturity securities are measured at amortized cost. Unrealized holding gains and losses for trading securities are included in earnings. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as an amount, net of tax as a separate component of equity. The Company has no securities classified as trading. The realized gain or loss on the sale of securities is determined based on the specific identification method.

     (e) Loans and Leases -- Loans and leases are carried at their unpaid principal balances. Interest on loans, operating leases and contracts is included in income in the period earned. Income on finance leases is recognized on a basis that generally approximates level yield on the outstanding lease receivable balance.
          Loans for which payments are contractually past due 90 days or more and other loans which management has doubt as to their collection in full, are placed on non-accrual status. Accrued interest on such loans is charged against interest income.

          Net fees and costs associated with originating and acquiring loans are deferred and amortized over the lives of the loans. Discounts and premiums on loans purchased, net deferred fees and unearned discounts, which are considered yield adjustments, are amortized using methods which approximate a level yield over the estimated remaining lives of the loans.

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (f) Allowance for Loan and Lease Losses -- The allowance for loan and lease losses is maintained at a level adequate to provide for potential losses through charges to operating expense. Management determines the adequacy of the allowance based upon past loss experience, growth and composition of the loan and lease portfolio and evaluation of current economic conditions. In connection with the determination of the allowance for such losses, management obtains independent appraisals for significant properties which collateralize loans and leases. With respect to loans which are deemed impaired, the calculation of reserve levels is based upon the discounted present value of expected cash flows received from debtor or other measures of value such as market prices or collateral values. Management believes that the allowance for loan and lease losses is adequate. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     (g) Foreclosed Properties -- Real estate properties acquired through loan foreclosure or deed in lieu of foreclosure are initially recorded at the lower of fair value of the asset, less estimated costs to sell the asset or the cost of the asset as of the date of foreclosure. Costs relating to development or improvement of property are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management and independent third parties, and an allowance for loss is established by a charge to expense if the carrying value of a property exceeds its fair value less estimated costs to sell.

     (h) Premises and Equipment -- Depreciation and amortization of premises and equipment are provided on the straight-line basis over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized on the straight-line basis over the shorter of the lease term or estimated useful life. Expenditures for normal repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss, if any, is recorded in the consolidated statements of income.

     (i) Federal Home Loan Bank Stock -- The Company's investment in FHLB stock at June 30, 1997 and 1996 meets the minimum amount required by current regulations and is carried at cost which is its redeemable
          (fair) value since the market for this stock is limited.

     (j) Income Taxes -- The Company and its subsidiaries file one consolidated Federal income tax return. Federal income tax expense (benefit) is allocated to each subsidiary based on an intercompany tax sharing agreement. Each member of the consolidated group files separate state and local income or franchise tax returns in the various localities in which they operate.

          Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (k) Interest Rate Contracts -- Interest rate swap agreements, forward and future contracts and options may be used from time to time to manage interest rate exposure by hedging specific assets and liabilities. Gains and losses on these contracts are deferred and amortized to income over the life of assets and liabilities hedged. Should any such contracts not meet the criteria of a hedge, they would be marked to market and gains and losses would be recognized in income in the current period.

     (l) Employee Stock Ownership Plan -- In November, 1993, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans."
          The provisions of SOP 93-6 were adopted by the Company effective
          July 1, 1994, which prospectively changed the method used to compute compensation expense attributable to the allocation of common stock by the Company's Employee Stock Ownership Plan (the "ESOP"). For the fiscal years ended June 30, 1997, 1996 and 1995 expense has been computed on the basis of shares allocated by the ESOP multiplied by the average fair value of the allocated shares during the period.
          SOP 93-6 also requires that only shares which have been allocated to participant accounts be considered outstanding for earnings per share computations.

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     (m) Mortgage Servicing Rights -- The value of mortgage servicing rights is amortized in relation to the servicing revenue expected to be earned. The evaluation of mortgage servicing rights takes into consideration certain risk characteristics including loan type, note rate, prepayment trends and external market factors.

          The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which is effective in 1997. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of financial-components approach that focuses on control. This statement was adopted on January 1,1997. The effect of adopting this statement would not be material to Security's results of operations or financial condition.

     (n) Stock based Compensation Plans -- The Company had various stock based compensation plans that authorize the granting of stock options, restricted stock, and other stock based awards to eligible employees. The Company has elected to not adopt the recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" which requires a fair-value based method of accounting for stock options and equity awards and will continue to follow APB No. 25 "Accounting for Stock Issued & Employees" and related interpretations to account for its stock based compensation plans.

     (o) Pending Accounting Changes -- In February 1997, The Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. This statement simplifies the standards for computing earnings per share previously found in APB
          No. 15. It    replaces the presentation of primary EPS with a
          presentation of basic EPS. It also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Earlier application of this statement is not permitted. The Company has determined that adoption will not have a material effect on the consolidated financial statements of the Company.

          In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.


          In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     (p) Other-Non-Interest Expense -- Included with other expenses for fiscal year ended June 30, 1996, is a $4.5 million pre-tax provision associated with litigation.


(2)  MERGER AGREEMENT WITH MARSHALL & ILSLEY CORPORATION

On March 15, 1997, the Company announced it had signed a definitive merger agreement with Marshall & Ilsley Corporation providing for the merger of the Company with and into Marshall & Ilsley Corporation. On July 10, 1997, the Company announced that it had received shareholder and the required regulatory approvals. Subject to the satisfaction of certain conditions, the Companies anticipate the merger will be completed on or about October 1, 1997.

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)  INVESTMENT SECURITIES



                                                                           JUNE 30, 1997
                                                            --------------------------------------------
                                                                         GROSS       GROSS     ESTIMATED
                                                            AMORTIZED  UNREALIZED  UNREALIZED   MARKET
                                                              COST       GAINS       LOSSES      VALUE
                                                            ---------  ----------  ----------  ---------
                                                                           (In thousands)
AVAILABLE-FOR-SALE:
U.S. treasury securities and obligations of U.S.
  government corporations and agencies                      $ 179,960  $    5,054  $    (430)  $ 184,584
Corporate debt securities                                      60,277         170        (61)     60,386
Municipal securities                                           37,072          89         (4)     37,157
Other securities                                                  175         ---        ---         175
                                                            ---------  ----------  ---------   ---------
  Total                                                      $277,484  $    5,313  $    (495)  $ 282,302
                                                            =========  ==========  =========   =========


                                                                           JUNE 30, 1996
                                                            --------------------------------------------
                                                                         GROSS       GROSS     ESTIMATED
                                                            AMORTIZED  UNREALIZED  UNREALIZED   MARKET
                                                              COST       GAINS       LOSSES      VALUE
                                                            ---------  ----------  ----------  ---------
                                                                           (In thousands)
AVAILABLE-FOR-SALE:
U.S. treasury securities and obligations of U.S.
  government corporations and agencies                      $ 131,264  $    2,740  $  (1,578)  $ 132,426
Corporate debt securities                                     165,535       1,006       (159)    166,382
Municipal securities                                           53,524          24       (319)     53,229
Other securities                                                  150         ---        ---         150
                                                            ---------  ----------  ---------   ---------
  Total                                                     $ 350,473  $    3,770  $  (2,056)  $ 352,187
                                                            =========  ==========  =========   =========

The amortized cost and estimated market value of available-for-sale investment securities by contractual maturity are shown below. Expected maturities may differ from contractual maturities because in some instances borrowers have the right to call obligations with or without penalties.

Contractual maturities are as follows:


                                                                                        JUNE 30, 1997
                                                                               ----------------------------
                                                                                                  ESTIMATED
                                                                               AMORTIZED           MARKET
                                                                                 COST               VALUE
                                                                               ----------        ----------
                                                                                      (In thousands)
AVAILABLE-FOR-SALE:
Due in one year or less                                                        $ 214,440          $ 214,277
Due after one year through five years                                             62,741             63,028
Due after five years through ten years                                               175                175
Due after ten years                                                                  128              4,822
                                                                               ---------          ---------
                                                                               $ 277,484          $ 282,302


In 1997, 1996 and 1995, sales proceeds of $70.4 million, $134.3 million, and $125.8 million; gross profits of $87,000, $75,000, $0; and gross losses of $75,000, $115,000 and $925,000 respectively were realized on securities sales. Proceeds of $35.8 million were realized on sales of securities held-to-maturity in fiscal year ended June 30, 1996. These sales occurred within 90 days of maturity and therefore met conditions to be considered matured under Financial Accounting Standards Board Statement No 115, "Accounting for Certain Investments in Debt and Equity Securities." These transactions did not affect the classification of other held-to-maturity securities.

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(4) MORTGAGE-BACKED AND RELATED SECURITIES

     The amortized cost and approximate market values of mortgage-backed and related securities are as follows:



                                                                       JUNE 30, 1997
                                                     --------------------------------------------------
                                                                     GROSS          GROSS     ESTIMATED
                                                     AMORTIZED     UNREALIZED     UNREALIZED   MARKET
                                                       COST          GAINS          LOSSES      VALUE
                                                     ---------     ----------     ----------  ---------
                                                                       (In thousands)
AVAILABLE-FOR-SALE:
Mortgage-backed Securities:
 Government National Mortgage Association             $   2,080        $      113     $   (1)  $   2,192
 Federal Home Loan Mortgage Corporation                  49,544             1,305        ---      50,849
 Federal National Mortgage Association                       20                 1        ---          21
Mortgage-related Securities:
 Collateralized Mortgage Obligations                    348,879             9,504       (199)    358,184
                                                      ---------        ----------     ------   ---------

 Total mortgage-backed and related securities         $ 400,523        $   10,923     $ (200)  $ 411,246
                                                      =========        ==========     ======   =========


                                                                       JUNE 30, 1996
                                                     --------------------------------------------------
                                                                        GROSS       GROSS     ESTIMATED
                                                     AMORTIZED        UNREALIZED  UNREALIZED   MARKET
                                                       COST             GAINS       LOSSES      VALUE
                                                     ---------       ----------   ----------  ---------
                                                                       (In thousands)
AVAILABLE-FOR-SALE:
Mortgage-backed securities:
 Government National Mortgage Association            $    2,656          $    121     $   (3)  $   2,774
 Federal Home Loan Mortgage Corporation                  58,746             1,040        ---      59,786
 Federal National Mortgage Association                       27                 2        ---          29
Mortgage-related securities:
 Collateralized mortgage obligations                    263,137             6,854       (132)    269,859
                                                     ----------          --------     ------   ---------

 Total mortgage-backed securities                    $  324,566          $  8,017     $ (135)  $ 332,448
                                                     ==========          ========     ======   =========

In 1997, 1996 and 1995, sales proceeds of $40.4 million, $6.7 million, and $0 million; gross of $26,000, $29,000, $0; and gross losses of $15,000, $8,000 and
$0, respectively were realized on mortgage-backed and related securities sales.

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5) LOANS AND LEASES, NET

Loans and leases, net of participation interests sold, are summarized as follows:

                                                          JUNE 30,
                                                  ------------------------
                                                     1997         1996
                                                  -----------  -----------
                                                       (In thousands)
Residential one-to-four family                    $1,370,375   $1,282,271
Residential multi-family                             607,402      542,778
Commercial real estate                               138,655      138,498
Residential construction loans                        62,664       66,171
Commercial construction loans                          8,111        8,324
                                                  ----------   ----------
  Total first mortgage loans                       2,187,207    2,038,042
                                                  ----------   ----------
Other loans:
  Home equity loans                                  530,099      433,897
  Consumer loans                                      23,474       41,115
  Commercial loans, not secured by real estate        64,082       77,258
                                                  ----------   ----------
  Total other loans                                  617,655      552,270
                                                  ----------   ----------
Leases receivable                                     25,459       26,095
                                                  ----------   ----------
Gross loans and leases                             2,830,322    2,616,407
Less loans in process                                (36,314)     (33,041)
                                                  ----------   ----------
  Total loans and leases                           2,794,008    2,583,366
                                                  ----------   ----------
Allowance for loans and lease losses                 (40,632)     (39,804)
Unearned income                                       (8,778)      (9,837)
Deferred loan origination cost (fees)                    501         (191)
                                                  ----------   ----------
  Total loans and leases, net                     $2,745,099   $2,533,534
                                                  ==========   ==========

 Activity in the allowance for loan and lease losses is summarized as follows:

                                                 YEARS ENDED JUNE 30,
                                             ----------------------------
                                               1997      1996      1995
                                             --------  --------  --------
                                                    (In thousands)
Balance, beginning of year                   $39,804   $33,724   $27,973
Provision charged to expense                   1,247     5,625     5,867
Charge-offs                                     (779)     (442)     (477)
Recoveries                                       360       897       361
                                             -------   -------   -------
Balance, end of year                         $40,632   $39,804   $33,724
                                             =======   =======   =======

Non-performing loans include troubled debt restructuring and loans on which accrual of interest, amortization of deferred net fees or costs and accretion of discount has ceased. Non-performing loans totaled $4.3 million, $3.6 million and $3.4 million at June 30, 1997, 1996, and 1995, respectively.

      The effect of non-performing loans on interest income is as follows:

                                                 YEARS ENDED JUNE 30,
                                               -------------------------
                                                1997     1996     1995
                                               -------  -------  -------
                                                    (In thousands)
Interest at original contract rate             $   223  $   168  $   275
Interest collected                                 ---        4       69
                                               -------  -------  -------
Net reduction of interest income               $   223  $   164  $   206
                                               =======  =======  =======

Impaired loans totaled $0.7 million and $0.5 million on June 30, 1997 and 1996 respectively, and consisted of residential multi-family and commercial real estate loans. The allocated reserves for these impaired loans was $0.1 million at June 30, 1997 and 1996. The average balance of impaired loans was $0.6 million and $0.8 million during fiscal years 1997 and 1996 respectively. Interest income of $0.7 million and $0.05 million was recorded in fiscal years 1997 and 1996, respectively, on a cash basis.

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company serviced approximately 25,000 and 26,000 loans at June 30, 1997 and 1996, respectively, which are not included in the Company's loan balances. The interest of institutional investors and others in such loans aggregated approximately $1.5 billion at June 30, 1997, 1996 and 1995. Related escrow funds for the loans serviced by the Company's mortgage banking subsidiary totaled approximately $9.0 million, $9.4 million and $13.5 million at June 30, 1997, 1996 and 1995, respectively. These funds were on deposit in special bank accounts, the majority of which are maintained at the Bank.

Capitalized mortgage servicing rights total $2.5 million and $2.0 million respectively, at June 30, 1997 and 1996. The Company recorded gains of $1.2 million and $2.3 million respectively; amortization expense of $725,300 and $250,300 respectively, for fiscal year ended June 30, 1997 and 1996. The fair value of capitalized servicing rights was $3.8 million and $3.5 million respectively, on June 30, 1997 and 1996.



(6) PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows:


                                                          JUNE 30,
                                                    --------------------
                                                      1997       1996
                                                    ---------  ---------
                                                       (In thousands)
    Land                                            $  6,473   $  6,093
    Office buildings                                  25,076     24,702
    Parking lot and land improvements                  1,057      1,136
    Furniture, fixtures and equipment                 25,074     23,934
    Leasehold improvements                               191        108
                                                    --------   --------
                                                      57,871     55,973
    Accumulated depreciation and amortization        (34,096)   (31,574)
                                                    --------   --------
                                                    $ 23,775   $ 24,399
                                                    ========   ========

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(7) DEPOSITS

Deposits are summarized as follows:


                                                                             JUNE 30,
                                            -----------------------------------------------------------------------
                                                        1997                                     1996
                                            -----------------------------       -----------------------------------
                                            AVERAGE                             AVERAGE
                                            STATED                PERCENT        STATED                     PERCENT
                                             RATE      AMOUNT     OF TOTAL        RATE          AMOUNT     OF TOTAL
                                            -------  ----------   --------      -------       ----------   --------
Demand deposits:
  Non-interest bearing                          ---  $   58,009      2.47%        ---         $   60,507      2.76%
  Interest-bearing                             1.42%     85,481      3.64          1.43%          93,875      4.28
  Money market                                 4.85     746,346     31.79          4.87          601,118     27.38
  Passbook                                     2.77     273,463     11.65          2.76          288,455     13.14
Certificates:
Jumbo                                          5.46       3,701      0.16          5.30            5,951      0.27
  0 through 12 months                          5.59     380,399     16.21          5.44          499,798     22.77
  13 through 24 months                         5.82     536,930     22.87          5.71          433,474     19.74
  25 through 36 months                         5.87     205,657      8.76          5.69          100,331      4.57
  37 through 48 months                         5.88      22,835      0.97          5.34           56,320      2.57
  Greater than 48 months                       5.73      34,593      1.47          6.11           55,626      2.53
                                            -------  ----------  --------       -------       ----------  --------
Total certificates                             5.71   1,184,115     50.44          5.58        1,151,500     52.45
                                            -------  ----------  --------       -------       ----------  --------
Total deposits                                 4.79%  2,347,414    100.00%         4.67%       2,195,455    100.00%
                                            =======   ---------  ========       =======       ----------  ========
Accrued interest payable                                  5,753                                    4,956
                                                     ----------                               ----------
                                                     $2,353,167                               $2,200,411
                                                     ==========                               ==========

The money market category above includes approximately $477.0 million and $356.7 million of brokered deposits at June 30, 1997 and June 30, 1996, respectively. The Company began accepting brokered deposits in January 1995.

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Interest expense on deposit accounts is as follows:

                           1997      1996     1995
                         --------  --------  -------
                               (In thousands)
        Demand deposits  $  1,491  $  1,310  $ 1,592
        Money market       32,770    27,333   14,078
        Passbook            7,760     8,221   11,119
        Certificates       64,748    65,386   49,601
                         --------  --------  -------
                         $106,769  $102,250  $76,390
                         ========  ========  =======

At June 30, 1997, the scheduled maturities of certificates are as follows:

                1998                 $  862,946
                1999                    276,784
                2000                     31,960
                2001                     10,759
                2002 and thereafter       1,666
                                     ----------
                  Total              $1,184,115
                                     ==========

Certificates include approximately $85.8 million and $77.5 million in denominations of $100,000 or more at June 30, 1997 and 1996, respectively.

(8) EARNINGS PER SHARE

Earnings per share is calculated by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are regarded as common stock equivalents and are, therefore, considered in per share calculations. Common stock equivalents are computed using the treasury stock method. The computation of net income per common share is as follows:

                                                           YEARS ENDED JUNE 30,
                                         -------------------------------------------------------
                                                    1997                     1996
                                         ------------------------  -----------------------------
                                                         FULLY                         FULLY
                                          PRIMARY       DILUTED       PRIMARY         DILUTED
                                        -----------   -----------   -----------    -------------

Net income                              $44,930,845   $44,930,845   $32,452,066      $32,452,066
                                        ===========   ===========   ===========      ===========
Common shares issued                     10,810,000    10,810,000    10,810,000       10,810,000

Net Treasury shares                       1,590,810     1,590,810     1,205,204        1,205,204

Unallocated ESOP Shares                     580,183       580,183       630,608          630,608

Ungranted shares in Bank Incentive Plan     112,700       112,700       112,700          112,700
                                        -----------   -----------   -----------      -----------

Weighted average common shares
  outstanding                             8,526,307     8,526,307     8,861,488        8,861,488

Common stock equivalents based on the
  treasury stock method                     785,417       870,673       670,762          695,195
                                        -----------   -----------   -----------      -----------

Total weighted average common shares
  and equivalents outstanding             9,311,724     9,396,980     9,532,250        9,556,683
                                        ===========   ===========   ===========      ===========

Earnings per share                      $      4.83   $      4.78   $      3.40      $      3.40

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) BORROWINGS

Borrowings consist of the following:


                                                 JUNE 30, 1997
                                    ---------------------------------------
                                                (In thousands)
                                                                   WEIGHTED
                                              VARIABLE    TOTAL    AVERAGE
Matures during the                   FIXED    (MONTHLY)   AMOUNT     RATE
Year Ending June 30,                --------  ---------  -------   --------
1998                                $169,175   $100,000  $269,175    5.77  %
1999                                     102        ---       102    6.30
2000                                 100,104    100,000   200,104    5.60
2001                                     105     50,000    50,105    5.71
2002                                     112    100,000   100,112    5.71
July 1, 2002 and after                   725        ---       725    7.04
                                    --------  ---------  --------  --------
                                    $270,323   $350,000  $620,323    5.70  %
                                    ========   ======== =========   =======

                                                   JUNE 30, 1996
                                    --------------------------------------------
                                                   (In thousands)
                                                                   WEIGHTED
Matures during the                             VARIABLE    TOTAL    AVERAGE
Year Ending June 30,                  FIXED    (MONTHLY)   AMOUNT     RATE
                                    --------   --------  --------  --------
1997                                $263,663   $    ---  $263,663    5.56  %
1998                                  50,175    150,000   200,175    5.63
1999                                     102        ---       102    6.30
2000                                     104     50,000    50,104    5.53
2001                                     105     50,000    50,105    5.47
July 1, 2001 and after                   778        ---       778    6.92
                                    --------  ---------  --------  --------
                                    $314,927   $250,000  $564,927    5.58  %
                                    ========  ========== ========  ========

Borrowings consist of funds borrowed in the federal funds market through brokers on an overnight basis or for a term not to exceed one year, and from the Federal Home Loan Bank (FHLB). Federal funds purchased totaled $75,000,000 and $255,000,000 at June 30, 1997 and June 30, 1996, respectively, and are due within 12 months. The Company is required to maintain unencumbered first mortgage loans and mortgage-related securities such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. The FHLB borrowings may not be prepaid. At June 30, 1997, the Company estimates that potential borrowings totaling approximately $1.25 billion would be supportable with the Company's current asset base.

The maximum amount of borrowings at any month-end during the years ended June 30, 1997 and June 30, 1996 was approximately $700.0 million and $564.9 million, respectively. The approximate average amount outstanding was $621.8 million and $419.8 million over those same periods. The weighted average interest rate paid was 5.63% and 5.79% during the years ended June 30, 1997 and June 30, 1996, respectively.

FHLB variable rate advances totaling $50 million due in fiscal year 2001 and fixed rate advances totaling $100 million due in fiscal year 2000 are callable at the discretion of the FHLB every six months as of November 1997 and every three months as of February 1998, respectively.

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(10) EMPLOYEE BENEFIT PLANS

The Company and Bank provide various pension, non-qualified and stock-based benefit plans to officers, employees and directors. A description of the various plan provisions, accrued liability, and the expense relative to these plans follows:

  (I) DEFINED BENEFIT PENSION PLAN - The Bank maintains the Security Bank S.S.B. Employees' Pension Plan ("Pension Plan") and related trust for the benefit of substantially all full-time employees of the Bank. All employees who are at least age 21 and who have completed 12 months and at least 1,000 hours of service are automatically eligible to participate. Upon attainment of normal retirement age (age 65), a participant is entitled to a benefit of up to 40% of the participant's average annual compensation based on a ten-year salary history plus 30% of compensation in excess of a participant's covered compensation. The Bank's policy is to fund the trust annually in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended, ("ERISA"). A summary of the funding status and amounts recognized in the statements of financial condition follows:


                                                                                    JUNE 30,
                                                                              --------------------
                                                                                1997       1996
                                                                              ---------  ---------
                                                                                 (In thousands)
          Actuarial present value of benefit obligations:
            Vested benefit obligation                                         $(12,119)  $(11,651)
            Non-vested benefit obligation                                       (1,291)    (1,072)
                                                                              --------   --------
          Accumulated benefit obligation                                       (13,410)   (12,723)
                                                                              --------   --------
          Projected benefit obligation ("PBO")                                 (19,323)   (18,809)
          Plan assets at fair market value                                      28,146     24,526
                                                                              --------   --------
          Plan assets greater than PBO                                           8,823      5,717
                                                                              --------   --------
          Unrecognized net gain                                                 (4,181)      (509)
          Unrecognized prior service credit                                     (1,712)    (1,995)
          Unrecognized net asset existing at valuation date                        (85)      (102)
                                                                              --------   --------
            Pension asset, included in other assets                           $  2,845   $  3,111
                                                                              ========   ========

     The principal actuarial assumptions used to develop the above benefit obligations are as follows:


                                                                      1997           1996
                                                                      ----           ----
          Discount rate                                               7.50%          7.50%
          Compensation increase                                       6.00%          6.00%

  Net pension expense is comprised of the following components:


                                                  YEARS ENDING JUNE 30,
                                               ----------------------------
                                                 1997      1996      1995
                                               --------  --------  --------
                                                      (In thousands)
      Service cost                             $ 1,210   $ 1,253   $ 1,103
      Interest cost                              1,426     1,508     1,516
      Actual return on plan assets              (5,012)   (1,920)   (3,720)
      Net amortization and deferral              2,642      (457)    1,539
                                               -------   -------   -------
        Net pension expense                    $   266   $   384   $   438
                                               =======   =======   =======

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The principal actuarial assumptions used to develop the net pension expense are as follows:


                                       1997   1996   1995
                                       ----   ----   ----
Discount rate                          7.50%  7.50%  8.00%
Compensation increase                  6.00%  6.00%  6.00%
Expected rate of return                8.50%  8.50%  8.50%

  Plan assets, held in trust, are primarily invested in long-term U.S. Treasury obligations, life insurance contracts, and common stock of the Company. As of June 30, 1997, 100,000 shares of stock of the Company were held in plan assets with a market value of $9.5 million.

  In connection with the Pension Plan, the Bank maintains the Security Bank S.S.B. Supplemental Pension Plan ("Supplemental Plan") which provides benefits to certain officers in excess of those allowable under the Internal Revenue Code of 1986, as amended ("Internal Revenue Code"). The Supplemental Plan provides similar benefits to the Pension Plan with certain enhancements, including no adjustment for covered compensation, accrual of benefits ratably over 20 years, unreduced early retirement opportunity at age 62 and a five year compensation average which was formerly used by the Pension Plan prior to recent changes for qualification under the Internal Revenue Service. Expense under the Supplemental Plan totaled approximately $1.2 million, $1.1 million, and $1.5 million during the years ended June 30, 1997, 1996 and 1995, respectively. The discounted liability is included in other liabilities, and totaled approximately $11.1 million and $10.7 million at
  June 30, 1997 and 1996, respectively.   Assets in the approximate amount of
  the accrued liability are held in a grantor trust maintained by Firstar Trust Company. The assets are initially invested in short-term cash equivalent instruments and are included in other assets in the consolidated statement of financial condition at June 30, 1997.

  (II) DEFINED CONTRIBUTION 401(K) PLAN - The Bank provides the Security 401(k) Plan ("401(k) Plan") to all full-time employees of the Bank and its subsidiaries who have attained age 21 and completed twelve months and at least 1000 hours of service each year. The 401(k) Plan permits participants to make voluntary tax deferred contributions of up to 15% of annual compensation subject to various limitations. The Bank and its subsidiaries make discretionary matching and profit sharing contributions as determined from time to time. During the fiscal years ended June 30, 1997, 1996 and 1995, the Bank and its subsidiaries made discretionary contributions of approximately $184,000, $180,000 and $220,000, respectively. As of June 30, 1997, the plan assets totaling $34.3 million included approximately 290,306 shares of common stock of the Company with a market value of $27.4 million.

  (III) DEFINED CONTRIBUTION ESOP PLAN - Effective January 1, 1993, the Bank established the Security Employee Stock Ownership Plan (the "ESOP") for all full-time employees of the Bank and its subsidiaries who have attained age 21 and completed one year of service during which they worked at least 1000 hours. The ESOP borrowed $18.9 million from the Company to purchase 756,700 shares of Common Stock. The debt bears interest at 6% and is collateralized
  by the shares of common stock held by the ESOP.   The Bank and its
  subsidiaries make scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and pay interest on the loan over a period of 15 years. The unpaid balance of the ESOP loan at June 30, 1997 was $14.5 million. Stockholders' equity is reduced by the cost of uncommitted ESOP shares. Expense is equal to the shares committed at market value. As shares are committed, the reduction in stockholders' equity decreases by the cost of those shares. The difference between the cost and market value of the shares committed is a credit to Paid in Capital . ESOP expense for the years ended June 30, 1997, 1996 and 1995 was approximately $3.6 million, $2.9 million and $2.3 million, respectively.

  Shares purchased by the ESOP are held in a suspense account for allocation among participants as the loan is repaid. During the fiscal year ended June 30, 1997, approximately 50,400 shares were released from the suspense account. Approximately 554,851 shares were unallocated at June 30, 1997 with a market value of $52.4 million. As of June 30, 1997, there were approximately 175,436 allocated shares with a market value of $16.6 million.

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  (IV) DIRECTORS' RETIREMENT PLAN - During 1993, the Bank established a nonqualified Directors' Retirement Plan to provide retirement benefits to outside directors of the Bank. This Plan provides for monthly payments for a period of 10 years to be made to the Bank's outside directors upon reaching age 65 and retirement from the Board. The total accrued obligation under the Plan included in other liabilities is $3.0 million at June 30, 1997. During 1994, assets of this amount were transferred to a grantor trust maintained by the Marshall & Ilsley Trust Company. The assets, which are included at cost in other assets in the consolidated statement of financial condition at June 30, 1997, are invested primarily in common stock of the Company and cash equivalents. As of June 30, 1997, 96,000 shares were held in the plan with a market value of $9.1 million. No expense has been recorded for the years ended June 30, 1997, 1996, and 1995.

  (V)  BANK INCENTIVE PLAN - The Bank has established the Security Bank
       S.S.B. Bank Incentive Plan ("BIP") for officers and employees of the Bank. The Bank contributed approximately $13.5 million to fund the purchase of 540,500 shares of common stock issued in the conversion. Approximately 427,800 shares were awarded to officers of the Bank at conversion with 112,700 shares reserved for future grants. Recipients of the shares became vested in such shares of common stock 33 % commencing on the conversion date and 33 % on each anniversary date of the conversion for the following two years. The aggregate purchase price of these shares was amortized as compensation expense over the
       periods in which recipients became vested.   Compensation expense of
       approximately $1.8 million and $3.6 million was recognized in the fiscal years ended June 30, 1996 and 1995, respectively. No compensation expense was recognized in the fiscal year ended June 30, 1997.

  (VI) STOCK OPTION PLANS - The Company has stock option plans for the
       benefit of directors, officers and employees of the Bank.   At June 30,
       1997, there were options to purchase 71,100 shares available for future
       grant.   All the options of the Director's Plan have been granted as of
       June 30, 1997. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant, and the maximum term cannot exceed ten years. The stock options awarded to the directors are exercisable on a cumulative basis in equal installments, commencing in December 1993 and in each December for the following two years. The stock options awarded to officers and employees are exercisable on a cumulative basis in installments over two to five years.

       The following table summarizes option activity for the years ended June 30, 1997, 1996 and 1995:



                               1997       OPTION PRICE       1996       OPTION PRICE       1995       OPTION PRICE
                            -----------  ---------------  -----------  ---------------  -----------  ---------------
Outstanding, beg. of year   $1,201,900   $25.00 to 61.00  $1,205,100   $25.00 to 41.50  $1,206,600   $         25.00
Granted during the year         10,000             59.25       3,500             61.00       7,000             41.50
Exercised during the year      (34,467)            25.00      (6,100)            25.00      (8,500)            25.00
Forfeited during the year         (400)            61.00        (600)            25.00         ---               ---
                            ----------   ---------------  ----------   ---------------  ----------   ---------------
Outstanding, end of year     1,177,033    25.00 to 61.00   1,201,900    25.00 to 61.00   1,205,100    25.00 to 41.50
                            ==========   ===============  ==========   ===============  ==========   ===============
Exercisable, end of year    $1,106,833   $25.00 to 61.00  $1,081,700   $25.00 to 61.00  $  720,974   $25.00 to 41.50
                            ==========   ===============  ==========   ===============  ==========   ===============

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information about stock options outstanding at June 30, 1997.



                      OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
----------------------------------------------------------------------------
                                       AVERAGE                   WEIGHTED
   EXERCISE       NUMBER     AVERAGE   EXERCISE    NUMBER        AVERAGE
 PRICE RANGE    OUTSTANDING   LIFE*     PRICE    OUTSTANDING  EXERCISE PRICE
----------------------------------------------------------------------------
$25.00            1,157,033      6.46    $25.00    1,104,733          $25.00
$41.50                7,000      7.45    $41.50        1,400          $41.50
$59.25 - 61.00       13,000      8.93    $59.65          700          $61.00
    Total         1,177,033      6.49    $25.48    1,106,833          $25.04
----------------------------------------------------------------------------
*Average contractual life remaining in years

  For purposes of providing the pro-forma disclosures required under SFAS No. 123 "Accounting for Stock-Based Compensation" the fair value of stock options granted was estimated using the Black-Scholes option pricing model. The per share weighted-average fair value of stock options granted during 1997 and 1996 was $20.18 and $18.70 on the date of grant with the following weighted-average assumptions: 1997-expected dividend yield 1.03%, risk-free interest rate of 6.82%, an expected life of 7 years and expected volatility of 17%; 1996-expected dividend yield 1.03%, risk-free interest rate of 5.74%, an expected life of 7 years and expected volatility of 17%.

  Had compensation cost for the Corporation's stock-based plans been determined in accordance with SFAS No. 123, net income would have been $44.8 million in 1997 and $32.4 million in 1996. Earnings per share would have been $4.81 in 1997 and $3.40 in 1996. This pro-forma net income reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost under SFAS No. 123 is not reflected in the pro-forma net income amounts.

  (VII) POST-RETIREMENT BENEFITS - The Bank offers certain limited post-retirement health care benefits to employees and directors which requires the recording of annual expense for annual service cost, interest, amortization of prior service cost, actuarial gains or losses, amortization of the unrecognized obligation existing at the date of application, and an adjustment for actual return on plan assets, if any.


  The following table presents the various components of the accumulated post-retirement health obligation and service cost for the years ended June 30, 1997 and 1996.


     Accumulated post-retirement benefit obligation:

                                                FISCAL YEARS ENDED JUNE 30,
                                               ------------------------------
                                                 1997                 1996
                                               --------             --------
                                                      (In thousands)
Retirees                                       $   (95)             $  (544)
Fully eligible active plan participants           (698)                (699)
Active plan participants                          (409)                (421)
                                               -------              -------
                                                (1,202)              (1,664)
Unrecognized prior service cost                   (194)                (259)
Unrecognized gain                               (1,771)              (1,758)
                                               -------              -------
  Accrued post-retirement benefit liability    $(3,167)             $(3,681)
                                               =======              =======

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The weighted average discount rate used in determining the accumulated post-retirement benefit obligation at June 30, 1997 and 1996 was 7.5%.



                                          FISCAL YEARS ENDED JUNE 30,
                                        -------------------------------
                                         1997          1996        1995
                                        ------        ------       ----
Post-retirement expense (income):               (In thousands)
  Service cost                          $  37         $  29        $124
  Interest on accumulated obligation       85           117         283
  Net amortization and deferrals         (619)         (510)        ---
                                        -----         -----        ----
                                        $(497)        $(364)       $407
                                        =====         =====        ====

  For measurement purposes, the annual rate of increase on the per capita cost of health care benefits was 11% for fiscal year-end 1997, gradually declining to 6.5% in 2003, and remaining constant thereafter. The health care trend rate has an effect on the amounts reported. To illustrate, increasing the health care trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of June 30, 1997 by $132,000, and the service cost and interest cost by $12,000.


  (VIII) DEFERRED COMPENSATION PLANS - The Bank maintains deferred compensation plans for certain officers and directors. These plans allow officers and directors to annually elect deferrals of salary, bonuses, and directors fees. The deferred compensation plans also provide for additional benefits under the 401(k) and ESOP plans which are limited under the Internal Revenue Code. The maximum compensation for the determination of these benefits is $600,000. During the fiscal year ended June 30, 1997, 1996 and 1995, expenses of approximately $371,000, $283,000 and $219,000, respectively, were incurred for these additional benefits.


        The accrued liability as of June 30, 1997 and 1996 shown in the Statements of Financial Condition was approximately $6.1 million and $7.2 million, respectively. During 1996, assets in the approximate amount of the accrued liability were transferred to a grantor trust maintained by Marshall & Ilsley Trust Company. The assets are primarily invested in short-term cash equivalents and common stock of the Company. As of June 30, 1997, approximately 31,900 shares of common stock of the Company were held in the plan with a market value of $3.0 million. The assets are included in other assets in the Consolidated Statement of Financial Condition at June 30, 1997.



(11) INCOME TAXES


Income tax expense (benefit) attributable to income from continuing operations consists of:



                          FEDERAL    STATE     TOTAL
                          --------  --------  --------
                                 (In thousands)
YEAR ENDED JUNE 30, 1997
  Current                 $19,983   $ 4,339   $24,322
  Deferred                    496    (3,584)   (3,088)
                          -------   -------   -------
                          $20,479   $   755   $21,234
                          =======   =======   =======
YEAR ENDED JUNE 30, 1996
  Current                 $18,350   $ 2,996   $21,346
  Deferred                 (2,128)     (568)   (2,696)
                          -------   -------   -------
                          $16,222   $ 2,428   $18,650
                          =======   =======   =======
YEAR ENDED JUNE 30, 1995
  Current                 $16,285   $ 3,507   $19,792
  Deferred                 (4,704)     (180)   (4,884)
                          -------   -------   -------
                          $11,581   $ 3,327   $14,908
                          =======   =======   =======

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                                                       JUNE 30,
                                                                  ------------------
                                                                    1997      1996
                                                                  --------  --------
                                                                    (In thousands)
Deferred tax assets:
  Loans, principally due to allowance for losses                  $15,123   $14,907
  Deferred fee income                                                 ---       469
  Net operating losses                                                 50        87
  Accrual for various employee benefits                             8,823     8,359
  Other                                                             2,038     1,921
                                                                  -------   -------
    Gross deferred tax assets                                      26,034    25,743
      Less valuation reserve                                          (86)   (3,781)
                                                                  -------   -------
    Net deferred tax assets                                        25,948    21,962
  Deferred tax liabilities:
    Fixed assets, principally due to differences in depreciation    1,842     1,941
    Differences in methods of accounting for leases                 4,068     3,281
    Deferred fee income                                                50       ---
    Unrealized gains                                                5,468     3,326
    Other                                                           2,509     2,349
                                                                  -------   -------
      Gross deferred tax liabilities                               13,937    10,897
                                                                  -------   -------
    Net deferred tax assets                                       $12,011   $11,065
                                                                  =======   =======

Included in deferred tax assets and the valuation reserve is approximately $50,000 for 1997 and $87,000 for 1996 relating to various state net operating loss carry forwards of approximately $0.7 million and $1.00 million, respectively, which begin to expire in 1998, and approximately $3.7 million for 1996 relating to temporary differences not benefited for state income tax purposes due to the inability to carry back tax losses.



The net increase (decrease) in deferred tax assets is summarized as follows:



                                                        YEARS ENDED JUNE 30,
                                                       ----------------------
                                                          1997        1996
                                                       ----------  ----------
Deferred tax benefit (expense) (exclusive of the       $           $
 effects of other components listed below)                  (607)      2,732
(Increase) Decrease in beginning of year valuation
 allowance for deferred tax assets                         3,695         (36)
                                                       ---------   ---------
Deferred tax benefit attributable to income
 from continuing operations                                3,088       2,696
Deferred tax expense on unrealized gain on securities     (2,142)       (442)
                                                       ---------   ---------
  Net increase in net deferred tax assets                 $  946      $2,254
                                                       =========   =========

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Actual income tax expense differs from the "expected" income tax expense, computed by applying the statutory Federal corporate tax rate to income before income tax expense, as follows:



                                                       1997      1996      1995
                                                     --------  --------  --------
                                                            (In thousands)

Income before taxes                                  $66,165   $51,102   $39,999
                                                     =======   =======   =======
Federal income tax expense at statutory rate of 35%   23,158    17,886    14,000
State income tax expense, net of federal income
  tax benefit, and before change in valuation reserve  2,892     1,578     2,143
Tax exempt interest                                     (800)   (1,341)   (1,866)
Bank owned life insurance                             (1,048)     (387)      (32)
Change in valuation reserve                           (3,695)       36     1,222
Unearned compensation                                    698       563       375
Other, net                                                29       315      (934)
                                                     -------   -------   -------
                                                     $21,234   $18,650   $14,908
                                                     =======   =======   =======

(12) STOCKHOLDERS' EQUITY

Under the Internal Revenue Code and Wisconsin Statutes, the Company was permitted to deduct an annual addition to a reserve for bad debts for tax years ending in or before 1996. This amount differed from the provision for loan and lease losses recorded for financial accounting purposes. Bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Stockholders' equity at June 30, 1997 included approximately $104.4 million for which no deferred federal or state income taxes were provided. The restricted amounts may only be used to absorb losses on loans and real estate owned and are not related to the future amounts of losses actually anticipated. Under SFAS No. 109, deferred income taxes were provided on additions to the tax reserve for bad debts.

Legislation repealed the bad debt reserve method beginning July 1, 1996. Except in the unlikely event of a partial or complete liquidation of the Bank, the Bank will not be required to recapture into income any of the restricted amounts previously deducted.

The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") contains provisions for capital standards that require a minimum 3.0% Tier I leverage capital ratio, a minimum 4.0% Tier I capital to risk-weighted assets capital ratio and a minimum 8.0% qualifying total capital to risk-weighted assets capital ratio. The Bank's regulatory capital exceeds all minimum standards required under FDICIA.

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth in an amount equal to at least 6.0% of its unconsolidated total assets. At June 30, 1997, the Bank's net worth was approximately $467.0 million which exceeds the State of Wisconsin's minimum net worth requirements by approximately $254.0 million.

At the time of conversion, the Bank established a liquidation account in the amount of $312.8 million, which was equal to its retained earnings as of December 30, 1993. The liquidation account is established to provide a limited priority claim to the assets of the Bank to qualified depositors (Eligible Account Holders) at December 30, 1993 who continue to maintain those deposits at the Bank after conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each Eligible Account Holder would receive from the liquidation account a liquidation distribution based on his or her proportionate share of the then remaining qualifying deposits.

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Corporation's and Bank's actual capital amounts and ratios are presented in the table below:


                                                                                 TO BE WELL
                                                                             CAPITALIZED UNDER
                                                          FOR CAPITAL        PROMPT CORRECTIVE
                                         ACTUAL        ADEQUACY PURPOSES     ACTION PROVISIONS
                                     ---------------  --------------------  --------------------
                                     AMOUNT   RATIO    AMOUNT      RATIO     AMOUNT      RATIO
                                     -------  ------  ---------  ---------  ---------  ---------
As of June 30, 1997:
Total Capital (to Risk Weighted
Assets):
 Consolidated                        617,411  23.82%    207,372      >8.0%        n/a        n/a
                                                                     -
 Security Bank, S.S.B.               489,030  19.21%    203,686      >8.0%    254,608     >10.0%
                                                                     -                    -
Tier 1 Capital (to Risk Weighted
Assets):
 Consolidated                        584,907  22.56%    103,686      >4.0%        n/a        n/a
                                                                     -
 Security Bank, S.S.B.               457,095  17.95%    101,843      >4.0%    152,765      >6.0%
                                                                     -                     -
Tier 1 Capital (to Average Assets):
 Consolidated                        584,907  15.95%    146,641      >4.0%        n/a        n/a
                                                                     -
 Security Bank, S.S.B.               457,095  12.87%    142,072      >4.0%    177,591      >5.0%
                                                                     -                     -
As of June 30, 1996:
Total Capital (to Risk Weighted
Assets):
 Consolidated                        584,800  22.45%    208,352      >8.0%        n/a        n/a
                                                                     -
 Security Bank, S.S.B.               443,157  18.38%    192,927      >8.0%    241,158     >10.0%
                                                                     -                    -
Tier 1 Capital (to Risk Weighted
Assets):
 Consolidated                        552,156  21.20%    104,176      >4.0%        n/a        n/a
                                                                     -
 Security Bank, S.S.B.               412,893  17.12%     96,463      >4.0%    144,695      >6.0%
                                                                     -                     -
Tier 1 Capital (to Average Assets):
 Consolidated                        552,156  16.46%    134,208      >4.0%        n/a        n/a
                                                                     -
 Security Bank, S.S.B.               412,893  12.72%    129,846      >4.0%    162,307      >5.0%
                                                                     -                     -

(13) FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND OTHER COMMITMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to comply with certain loan servicing agreements. These financial instruments include commitments to originate, purchase and sell loans, and pool advances to certain investors and option contracts. The instruments involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the consolidated financial statements.

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company and its subsidiaries had financial instruments with off-balance sheet risk as follows:


                                                                JUNE 30,
                                                           ------------------
                                                             1997      1996
                                                           --------  --------
                                                             (In thousands)
Financial instruments whose contractual amounts represent
  credit risk are as follows:
    Commitments to extend credit:
       Fixed-rate loans                                    $ 19,642  $ 21,064
       Variable-rate loans                                   50,038    57,189
    Commitments to sell loans under:
       Mandatory commitments                                 44,073    18,533
       Standby commitments                                   52,445    44,841
    Unused and open-ended consumer lines of credit          194,851   183,588

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and generally require a fee. Fixed-rate loan commitments have interest rates ranging from 6.90% to 10.50% and 7.0% to 10.25% at June 30, 1997 and 1996,
respectively. As some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates the credit worthiness of each customer on a case by case basis. The Company generally extends credit only on a secured basis. Collateral obtained varies, but consists primarily of real estate.

Commitments to originate loans also have off-balance sheet market risk to the extent that the Company does not have matching commitments to sell these loans. These commitments are valued at the lower of cost or market and could result in valuation adjustments in a rising interest rate environment. Forward cash mandatory commitments to sell loans have off-balance sheet market risk to the extent the Company does not have available loans in inventory to fill those commitments which may require the Company to purchase loans in the open market. Loans are sold without recourse.

The unused and open-ended consumer lines of credit are also conditional commitments issued by the Company for extensions of credit such as home equity, auto, credit card and other consumer-type financing. The credit risk involved in extending the consumer lines of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held for these commitments, may include, but may not be limited to real estate, investment securities and Company deposits.

Additionally, the Company's mortgage banking subsidiary from time to time uses options on financial futures to minimize interest rate risk of the mortgage loan pipeline. Use of these options carries the risk associated with fluctuations of the interest rates of the underlying securities versus the fluctuations of the interest rates of the specific mortgage loans being hedged. Put option contracts purchased represent the notional amounts of the right to sell mortgage-backed securities at a future date. The Company may also receive a premium or fee for a call option contract written which gives the purchaser the right to buy mortgage-backed securities within a specified time period for a specified price or yield.

The Company is required to submit to certain investors, primarily the Government National Mortgage Association ("GNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and Federal National Mortgage Association ("FNMA"), guaranteed principal and interest payments regardless of actual collection from the underlying mortgages. Management believes they have established adequate loss reserves which are included in other liabilities, on such mortgages.

The Bank's business activity is primarily with customers located within their branch locations which is primarily within the State of Wisconsin. Additionally, other subsidiaries of the Company grant residential mortgage loans to customers where their offices are located. Offices are located in Illinois, Missouri, Tennessee, Kansas, Kentucky and Minnesota.

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(14) COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries lease certain office space under agreements which expire at various dates through the year 2002. Some of these agreements also contain renewal options for various terms. Rent expense totaled approximately $1.4 million, $1.3 million and $1.2 million for 1997, 1996 and 1995, respectively. The future minimum rental commitments as of June 30, 1997 under these leases for each of the next five fiscal years are as follows:

        (In thousands)
1998          $  995
1999             769
2000             268
2001             194
2002             869
              ------
              $3,095
              ======

Various legal proceedings involving the Company are pending. Management, based on the advice of legal counsel, does not believe the lawsuits will have a material adverse effect on the financial condition of the Company.

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of the Financial Instruments" ("SFAS No. 107"), requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value, whether or not recognized in the statements of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot necessarily be sustained by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent, and should not be interpreted, as representing the underlying value of the Company.

The Company does not routinely measure the market value of certain of its financial instruments because such measurements represent point-in-time estimates of value. It is not the intent of the Company to liquidate and therefore realize the difference between market value and carrying value, and even if it were, there is no assurance that the estimated market values could be realized. Thus, the information presented may not be relevant to predicting the Company's future earnings or cash flows.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

        CASH EQUIVALENTS -- The carrying amounts of these assets reported in the statements of financial condition approximate their fair values.

        INVESTMENT SECURITIES AND MORTGAGE-BACKED AND RELATED SECURITIES -- Fair values for these assets are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

        LOANS -- For variable-rate mortgage loans that reprice regularly and have not experienced a significant change in credit risk, fair values are based on carrying values. The fair value of fixed-rate residential mortgage loans held for investment, commerical real estate loans, multi-family residential property mortgage loans, consumer loans and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. For residential construction loans, fair values are based on carrying values due to short-term nature of the loans. The carrying amount of accrued interest approximates its fair value.

        FEDERAL HOME LOAN BANK STOCK -- FHLB stock is carried at cost which is its redeemable (fair) value since the market for the stock is limited.

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



DEPOSITS -- The fair values disclosed for demand accounts, passbook accounts and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying value amounts). The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies current incremental interest rates being offered on certificates of deposits to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit.

BORROWINGS -- The fair value of the Company's long-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types and maturities of instruments.

BANK-OWNED LIFE INSURANCE -- The fair value of the Bank-owned life insurance represents the cash surrender value as of the report date.

OFF-BALANCE-SHEET ITEMS -- The estimated fair values of the Company's off-balance-sheet items are not material to the fair value of financial instruments included in the statement of financial condition, and therefore, are not included in the following schedule. The fair value of unused and open-ended consumer lines of credit was estimated using fees currently being charged and does not include the value that relates to estimated cash flows from new loans generated from existing lines of credit. The fair value of commitments to extend credit was estimated using fees currently charged to enter into such agreements. The fair value of commitments to sell loans is based on the current market rates for such loans.

     The carrying amount and fair value of the Company's financial instruments consist of the following at June 30, 1997 and 1996:


                                         JUNE 30, 1997         JUNE 30, 1996
                                      --------------------  --------------------
                                        CARRYING     FAIR     CARRYING     FAIR
                                         AMOUNT      VALUE     AMOUNT     VALUE
                                      -----------  -------  ----------  --------
                                                    (In thousands)
FINANCIAL ASSETS:
   Cash and cash equivalents          $  32,110  $  32,110  $  43,785  $  43,785

   Loans held-for-sale                   34,725     34,725     40,303     40,303
   Securities available-for-sale:
     Investment securities              282,302    282,302    352,187    352,187
     Mortgage-backed and related
      securities                        411,246    411,246    332,448    332,448
   Loans and leases                   2,745,099  2,768,256  2,533,534  2,547,017
   Bank-owned life insurance             53,358     53,358     25,988     25,988
   FHLB stock                            28,166     28,166     22,624     22,624
FINANCIAL LIABILITIES:
   Deposits:
     Demand accounts                    143,490    143,490    154,382    154,382
     Money market accounts              746,346    746,346    601,118    601,118
     Passbook accounts                  273,463    273,463    288,455    288,455
     Certificates of deposit          1,184,115  1,185,490  1,151,500  1,147,835
   Borrowings                           620,323    618,740    564,927    563,501

                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(16) FINANCIAL INFORMATION OF SECURITY CAPITAL CORPORATION (PARENT ONLY)

Security Capital Corporation was organized on August 16, 1993 and began operations on December 30, 1993. The Company's statements of financial condition as of June 30, 1997 and 1996 and related statements of income and cash flows for the years ended June 30, 1997, 1996 and 1995 follow:


    STATEMENTS OF FINANCIAL CONDITION                                                        JUNE 30,
                                                                                -----------------------------------
                                                                                   1997                    1996
                                                                                ----------             ------------
ASSETS:                                                                                     (In thousands)
Cash and non-interest bearing deposits                                       $         487          $         1,850
Securities                                                                          56,176                   49,862
Loans                                                                               12,457                   30,356
Investments in Subsidiaries, at equity                                             524,418                  476,258
Other assets                                                                         1,801                    1,671
                                                                             -------------          ---------------
Total assets                                                                 $     595,339          $       559,997
                                                                             =============          ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities                                                                  $         358          $           949

STOCKHOLDERS' EQUITY:
Common stock                                                                        10,810                   10,810
Additional paid-in capital                                                         261,630                  259,007
Retained earnings, substantially restricted                                        413,878                  377,836
Unrealized gain on securities available-for-sale, net of tax                        10,072                    6,269
Less:
 Treasury stock                                                                    (80,944)                 (73,510)
 Unearned ESOP compensation                                                        (13,872)                 (15,132)
 Unearned restricted stock                                                          (2,817)                  (2,817)
 Common stock held for deferred compensation                                        (3,776)                  (3,415)
                                                                             -------------          ---------------
Total stockholders' equity                                                         594,981                  559,048
                                                                             -------------          ---------------
Total liabilities and stockholders' equity                                   $     595,339          $       559,997
                                                                             =============          ===============
         STATEMENTS OF INCOME

                                                                                   YEAR ENDED JUNE 30,
                                                                        -----------------------------------------
                                                                           1997           1996              1995
                                                                        ----------  ----------             ------
                                                                                     (In thousands)
Revenue:
 Dividends from subsidiaries                                               $    ---     $10,000                ---
 Income on securities                                                         4,379       3,494          $   5,529
 Loan income                                                                    576       1,834              1,297
                                                                         ----------  ----------            -------
  Total revenue                                                               4,955      15,328              6,826
Expenses:
 Loss on sale of securities                                                     ---           4                 56
 Other expense                                                                2,006       4,279              3,585
                                                                         ----------  ----------            -------
  Total expense                                                               2,006       4,283              3,641
Income before income taxes and equity in
 undistributed income of subsidiaries                                         2,949      11,045              3,185
Income tax expense (benefit)                                                    189        (427)                56
                                                                         ----------  ----------            -------
Income before equity in undistributed income
 of subsidiaries                                                              2,760      11,472              3,129
Equity in undistributed income of subsidiaries                               42,171      20,980             21,962
                                                                         ----------  ----------            -------
    Net Income                                                           $   44,931  $   32,452            $25,091
                                                                         ==========  ==========            =======


                SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Note 16 Continued)

                  STATEMENT OF CASH FLOWS                                    YEAR ENDED JUNE 30,
                                                                        -----------------------------
                                                                          1997      1996       1995
                                                                        --------  ---------  --------
                                                                               (In thousands)
Cash flows from operating activities:
  Net income                                                             $ 44,931     32,452    25,091
  Adjustments to reconcile net income to cash provided
    by operating activities:
      Equity in undistributed earnings of subsidiaries                    (42,171)   (20,980)  (21,962)
      Net amortization (accretion) on investments                             422       (193)    4,584
      Decrease (increase) in other assets                                    (130)     1,552       753
      (Decrease) increase in other liabilities                               (591)      (831)    1,332
      Net loss on sale of securities                                          ---          4        56
      Other, net                                                              126      2,270    (1,455)
                                                                         --------   --------   -------
Net cash provided by operating activities                                   2,587     14,274     8,399
                                                                         --------   --------   -------
Cash flows from investing activities:
   Proceeds from maturities of securities                                   5,000    125,100    21,210
   Proceeds from sales of securities                                          ---     90,000   105,963
   Purchase of securities                                                 (10,908)  (179,160)  (98,932)
   Net decrease (increase) in loans to subsidiaries                        17,500    (20,500)      ---
   Repayment of Employee Stock Ownership Plan loan                            914        861     1,387
                                                                         --------   --------   -------
Net cash provided by investing activities                                  12,506     16,301    29,628
                                                                         --------   --------   -------
Cash flows from financing activities:
  Net purchase of treasury stock                                           (7,989)   (25,856)  (39,094)
  Cash dividend                                                            (8,467)    (4,030)      ---
                                                                         --------   --------   -------
Net cash used in financing activities                                     (16,456)   (29,886)  (39,094)
                                                                         --------   --------   -------
Net increase (decrease) in cash and cash equivalents                       (1,363)       689    (1,067)
Cash and cash equivalents:
  Beginning of period                                                       1,850      1,161     2,228
                                                                         --------   --------   -------
  End of period                                                          $    487      1,850     1,161
                                                                         ========   ========   =======

                 SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                                                                  QUARTERS ENDED
                                      ---------------------------------------------------------------------
                                      June 30  Mar 31   Dec 31   Sep 30   June 30  Mar 31   Dec 31   Sep 30
                                       1997     1997     1996    1996(1)   1996     1996     1995     1995
                                      -------  ------   ------   -------  -------  ------   ------   ------
                                                      (In thousands, except per share data)
Total Interest and dividend income    $69,636  $68,280  $67,233  $64,848  $62,426  $61,297  $60,583  $58,233
Total Interest expense                 37,031   36,278   35,235   34,114   32,646   32,266   31,993   30,676
                                      -------  -------  -------  -------  -------  -------  -------  -------
Net interest income                    32,605   32,002   31,998   30,734   29,780   29,031   28,590   27,557
Provision for loan and lease losses       ---      ---      250      997    1,006    1,612    1,329    1,678
                                      -------  -------  -------  -------  -------  -------  -------  -------
Net interest income after provision
  for loan and lease losses            32,605   32,002   31,748   29,737   28,774   27,419   27,261   25,879
Loan service fees and charges           1,864    1,818    1,774    1,816    2,004    1,989    1,889    1,829
Gain on sales of loans held for sale      316      168      160      327      318      331      411      489
Other non-interest income               3,280    3,854    3,597    3,509    2,932    3,164    3,107    2,321
                                      -------  -------  -------  -------  -------  -------  -------  -------
Total non-interest income               5,460    5,840    5,531    5,652    5,254    5,484    5,407    4,639
                                      -------  -------  -------  -------  -------  -------  -------  -------
Non-interest expenses                  17,242   17,684   16,277   31,207   19,272   21,587   19,436   18,720
                                      -------  -------  -------  -------  -------  -------  -------  -------
Income before income taxes             20,823   20,158   21,002    4,182   14,756   11,316   13,232   11,798
Income taxes                            6,268    6,634    7,023    1,309    4,618    4,356    4,981    4,695
                                      -------  -------  -------  -------  -------  -------  -------  -------
Net Income                            $14,555  $13,524  $13,979  $ 2,873  $10,138  $ 6,960  $ 8,251  $ 7,103


(1)  The quarter ended September 30, 1996 includes a one-time assessment from the Federal Deposit Insurance
Corporation for recapitalization of the Savings Association Insurance Fund. The amount of the assessment to the Bank was $13.2 million with an after-tax effect on net income of $7.9 million or 86 cents per share for the quarter.


EARNINGS AND DIVIDENDS
Per common share:
  Primary                             $  1.55  $  1.45  $  1.51  $  0.31  $  1.09  $  0.73  $  0.86  $  0.74
  Fully diluted                          1.55     1.45     1.50     0.31     1.09     0.73     0.85     0.74
  Dividends                              0.30     0.30    0.225     0.15     0.15     0.15     0.15      ---


MARKET INFORMATION
Price range of stock:
  High                                  96.75    88.00    74.00    65.25    63.00    62.00    62.25    53.75
  Low                                   82.50    69.50    64.75    58.75    58.00    54.75    52.75    48.75
  Close                                 94.50    86.00    73.75    64.75    59.50    58.00    60.25    53.25

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Security Capital Corporation



     We have audited the accompanying consolidated statements of financial condition of Security Capital Corporation and Subsidiaries (the Company) as of June 30, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Capital Corporation and Subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997 in conformity with generally accepted accounting principles.




                                                           KPMG PEAT MARWICK LLP


Milwaukee, Wisconsin
July 15, 1997

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning executive officers who are not directors is contained in Part I, Item 4 of this Form 10-K pursuant to paragraph (b) of Item 401 of Regulation S-K in reliance on Instruction G(3).

     The following table presents information concerning the directors, including tenure as a director of the Bank.


                                                     POSITION WITH THE COMPANY         DIRECTOR
                                                     AND PRINCIPAL OCCUPATION         OF THE BANK
              NAME                    AGE           DURING THE PAST FIVE YEARS           SINCE
---------------------------------  ----------  -------------------------------------  -----------
                         DIRECTORS WITH THREE-YEAR TERM EXPIRING IN 1999
Robert A. Schaefer                     59      Director, Executive Vice President        1973
                                               and Chief Operating Officer of the
                                               Company and Director, President and
                                               Chief Operating Officer of the Bank.
Gustav J. Dreyer, Jr.                  71      Director of the Company and the Bank;     1974
                                               appraiser with Appraisals, Inc. a
                                               real estate appraisal and consulting
                                               firm located in Milwaukee, WI.
Arthur C. Meyer                        72      Director of the Company and the           1976
                                               Bank; prior to retirement, President
                                               and Chief Executive Officer of
                                               Pipkorn Corporation, a building
                                               materials distributor located in
                                               Thiensville, WI.

                                               DIRECTORS WHOSE TERMS EXPIRED IN 1997

Joseph F. Schoendorf, Jr.              71      Director, Chairman of the Board and       1957
                                               General Counsel of the Company and
                                               Director and General Counsel of the
                                               Bank.
Wm. G. Schuett, Sr.                    75      Director, President and Chief             1961
                                               Executive Officer of the Company and
                                               Director, Chairman of the Board and
                                               Chief Executive Officer of the Bank.




                                                     POSITION WITH THE COMPANY         DIRECTOR
                                                     AND PRINCIPAL OCCUPATION         OF THE BANK
 NAME                           AGE                 DURING THE PAST FIVE YEARS           SINCE
-----                 -----------------------  -------------------------------------  -----------
Francis J. Schmitt              75             Director of the Company and the           1964
                                               Bank; prior to retirement, President
                                               of H. Schmitt and Son, Inc., a
                                               general contracting firm, located in
                                               Milwaukee, WI.

                                             DIRECTORS WHOSE TERMS EXPIRE IN 1998

John G. Reuteman                75             Director of the Company and the           1978
                                               Bank; prior to retirement, Vice
                                               President of Arandell-Schmidt
                                               Corporation, a lithographic company
                                               located in Menomonee Falls, WI.

Timothy C. Foote                56             Director of the Company and the           1979
                                               Bank; prior to retirement, President
                                               of Foote & Associates, Inc., a
                                               company that designs and installs
                                               laboratory case work and related
                                               equipment, located in Thiensville,
                                               WI..

Robert J. Koehler               63             Director of the Company and the           1984
                                               Bank; President of Wisconsin
                                               Discount Securities Corporation, and
                                               investment securities broker/dealer,
                                               located in Milwaukee, WI.

                                               Director, Senior Vice President and
William G. Schuett, Jr.         39             Associate Counsel of the Company and      1984
                                               the Bank.

ITEM 11

EXECUTIVE COMPENSATION

     During the fiscal year ended June 30, 1997, the Company did not pay separate compensation to its executive officers. Separate compensation will not be paid to executive officers of the Company until such time as the executive officers of the Company devote significant time to separate management of Company affairs, which is not expected to occur until the Company becomes actively involved in additional business beyond the Bank. The Company is a party to the employment agreements between the Bank and those executive officers of the Company who also serve as executive officers of the Bank. See "-Employment Agreements." The Company may assume some portion of the Bank's compensation obligation under the employment agreements at such time as the executive officers of the Company devote significant time to separate management of Company affairs.

     The following table summarizes the total compensation paid by the Bank to its Chief Executive Officer and the next four highest paid executive officers of the Bank and its subsidiaries whose compensation, based on salary and bonus, exceeded $100,000 during the Bank's fiscal year ended June 30, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                          ANNUAL COMPENSATION (1)     COMPENSATION AWARDS
                                                          ----------------------   -------------------------
                                                                                    VALUE OF      NUMBER
                                                                       OTHER       RESTRICTED    OF SHARES
                                                                      ANNUAL         STOCK      SUBJECT TO       ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR    SALARY   BONUS(2)   COMPENSATION(3)    AWARDS     OPTIONS(4)    COMPENSATION(5)
---------------------------           ----    ------   --------   ---------------  ----------   ----------    ---------------
Wm. G. Schuett, Sr.                    1997   $675,000   $337,500     $32,932        $ ---       ----              $176,670
 President, Chief Executive Officer,   1996   $675,000    337,500      33,679          ---       ----              $153,708
 and Director of the Company &         1995   $675,000    337,500      44,749          ---       ----              $115,722
 Chairman of the Board, Chief
 Executive Officer and
 Director of the Bank
Robert A. Schaefer                     1997   $560,000   $280,000     $23,317        $ ---      $ ---              $166,356
 Executive Vice President, Chief       1996    560,000    280,000      23,188          ---        ---               145,384
 Operating Officer and Director        1995    560,000    280,000      23,847          ---        ---               109,568
 of the Company & President,
 Chief Operating Officer and
 Director of the Bank
Joseph F. Schoendorf, Jr.              1997   $200,000   $100,000     $24,188        $ ---      $ ---              $113,893
 Chairman of the Board, General        1996    275,000    137,500      24,267          ---        ---               126,320
 Counsel, and Director of the          1995    350,000    175,000      29,035          ---        ---                92,146
 Company & General Counsel
 and Director of the Bank
Douglas S. Gordon                      1997   $187,500   $ 93,750     $ 7,632        $ ---    $10,000              $ 64,285
 Executive Vice President of the       1996    146,500     73,250       7,716          ---        ---                36,631
 Company and the Bank                  1995    118,000     59,000       5,801          ---      5,000                25,465

Rick W. Hollenberg                     1997   $175,000   $100,000    $   ----        $ ---    $10,000              $ 28,823
 President, Security Financial and     1996    175,000    100,000        ----          ---       ----                24,005
 Mortgage Corporation,                 1995    175,000    100,000        ----          ---       ----                16,955
 a subsidiary of the Bank

-----------------------------------
(Footnotes on following page)

(1) Includes compensation earned and deferred at the election of the executive officers.

(2) The Annual Incentive Plan governed bonus compensation paid by the Bank with the exception of Mr. Hollenberg who received a discretionary bonus.

(3) Perquisites provided to the named executive officers by the Company did not exceed the lesser of $50,000 or 10% of each named executive officer's total annual salary and bonus during the fiscal years indicated, and accordingly, are not included. Amounts shown for Messrs. Schuett, Sr., Schaefer, Schoendorf, Jr. and Gordon represent payments to the named executive officers as tax liability reimbursements.

(4) Amounts shown in this column represent the total number of shares of Common Stock subject to options granted (both vested and unvested) under the Security Capital Corporation 1993 Incentive Stock Option Plan (the "Option Plan").

(5) Amounts shown in this column represent the Bank's contributions on behalf of the named executive officer under the 401(k) Plan, the ESOP, the Security Bank S.S.B. Non-Qualified Deferred Compensation Plan (the
    "Deferred   Compensation Plan"), the Executive Split Dollar Life Insurance
    Program (the "Split Dollar Program"), and disability insurance premiums for the fiscal years ended June 30, 1995, 1996 and 1997. The amounts shown for each individual for the fiscal year ended June 30, 1997 are derived from the following figures: (i) Mr. Schuett, Sr. - $1,500 - matching contribution under the 401(k) Plan; $27,817 - ESOP allocation; $31,294 - above market interest, $3,515 - matching contribution and $83,485 - ESOP allocation under the Deferred Compensation Plan; and $26,581 - payment of executive's split dollar premium cost; $1,216 - discounted value of premium under the Split Dollar Program and $1,262 - group term life premium; (ii) Mr. Schaefer - $1,500 - matching contribution under the 401(k) Plan; $27,771 - ESOP allocation; $29,115 - above market interest, $875 - matching contribution and $83,338 - ESOP allocation under the Deferred Compensation Plan; $8,484 - payment of executive's split dollar premium cost and $12,519
    - discounted value of premium under the Split Dollar Program; $54 - disability premium and $2,700 group term life premium; (iii) Mr. Schoendorf, Jr. - $1,500 - matching contribution under the 401(k) Plan; $27,771 - ESOP allocation; $22,067 - above market interest, $3,515 - matching contribution and $42,185 - ESOP allocation under the Deferred Compensation Plan; and $14,104 - payment of executive's split dollar premium cost and $1,489 - discounted value of premium under the Split Dollar Program and $1,262 - group term life premium; (iv) Mr. Gordon - $1,500 matching contribution under the 401(k) Plan; $27,533 - ESOP allocation; $7,015 - above market interest and $2,454 - matching contribution and $23,526 - ESOP allocation under the Deferred Compensation Plan; and $2,257 group term life premium;(iv) Mr. Hollenberg - $1,500 - matching contribution under the 401(k) Plan; $26,252 - ESOP allocation and $1,071 - group term life premium.

EMPLOYMENT AGREEMENTS

     The Bank is a party to employment agreements with a term ending on December 31, 1997, with Messrs. Argue, Kamin, Schaefer, Schoendorf, Schuett, Jr. and Schuett, Sr.. Additionally, in the Agreement and Plan of Merger By and Between Security Capital Corporation ("Security") and Marshall & Ilsley Corporation ("M&I"), dated as of March 14, 1997 (the "Merger Agreement"), M&I has agreed that Security may reinstate an employment agreement with Mr. Gordon which will contain the same conditions as the employment agreements described in the previous sentence (amended as described below). These seven agreements will be referred to hereafter collectively as the "Employment Agreements."

     Under the Employment Agreements, the current base salaries for Messrs. Argue, Kamin, Schaefer, Schoendorf, Schuett, Jr. and Schuett, Sr. are $145,000, $130,000, $560,000, $200,000, $100,000 and $675,000, respectively. Base salaries may be increased by the Bank's Board of Directors, but may not be reduced except as part of a general pro rata reduction in compensation for all executive officers. In addition to base salary, the agreements provide for payments from other Bank incentive compensation plans, and provide for other benefits, including participation in any group health, life, disability or similar insurance program and in any pension, profit-sharing, employee stock ownership plan, deferred compensation, 401 (k) or other retirement plans maintained by the Bank. The agreements also provide for participation in any stock-based incentive programs made available to executive officers of the Bank.

     Prior to taking into account the reductions described below, the Employment Agreements provide that, in the event of termination of the executive's employment within twelve months following a "change in control" of Security, the executive would be entitled to receive (a) severance pay based on the average annual base salary and bonus over the previous five calendar years, multiplied by the time remaining to the end of the term of the Employment Agreement, with a minimum value of 2.99 times Total Compensation (defined to include W-2 compensation plus deferrals) for the last calendar year, which minimum would be reduced, however, to the maximum amount necessary to avoid imposition of the 20% golden parachute excise tax, and (b) an additional retirement benefit (relevant for Messrs. Argue, Gordon and Schuett, Jr., who have not accumulated full service credit) calculated under Security' retirement plans, determined as if the executive was fully vested and had accumulated additional service credit until the end of the employment term on December 31, 1997 at a rate of Total Compensation equal to the executive's Total Compensation immediately preceding the date of termination.

     Under the agreements, a "Change in Control" is generally defined to include any change in control required to be reported under the federal securities laws as well as (i) the acquisition by any person of 20% or more of the Company's outstanding voting securities, or (ii) a change in a majority of the directors of the Company during any two-year period without the approval of at least two-thirds of the persons who were directors at the beginning of such period. Consummation of the transaction contemplated by the Merger Agreement (the "Merger") will constitute a "change in control" for purposes of the Employment Agreements. In connection with the Merger, the parties have agreed
(i) with the consent of the affected parties, that the multiple used to determine the severance payments for Messrs. Schuett, Sr., Schaefer and Schoendorf will be reduced from 2.99 to 1 and (ii) with the consent of all executives with Employment Agreements, that the total amount paid pursuant to the Employment Agreements, when added to the other "parachute payments" (within the meaning of Section 280G(b) (2) (A) of the Code) which result from the "change in control," will be reduced, if necessary, to avoid imposition of the 20% golden parachute excise tax. In the Merger Agreement, in consideration for the concessions agreed to by the executives, M&I has agreed to pay each of the executives, within 30 days following the Effective Time (as defined in the Merger Agreement), the severance payments described in clause (a) above to which he is entitled (as reduced in the case of Messrs. Schuett, Sr., Schaefer and Schoendorf) even if his employment is not terminated.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of shares of Common Stock as of June 30, 1997 by (i) each shareholder known to the Company to beneficially own more than 5% of the shares of Common Stock outstanding, as disclosed in certain reports regarding such ownership filed with the Company and with the Securities and Exchange Commission (the "SEC") in accordance with Sections 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (ii) each director of the Company, (iii) each of the executive officers of the Company appearing in the Summary Compensation Table below, and
(iv) all directors and executive officers as a group. Members of the Board of Directors of the Company also serve as directors of the Bank.


                                                  Number of Shares
Name                                               Beneficially
Class                                               Owned (1)        Percent of
----------------                                  ----------------   ----------
Security Employee Stock  Ownership Trust (7)              554,851        6.03
Nicholas Company, Inc (8                                  685,000        7.44
Wm. G. Schuett, Sr. (2)(3)(4)(6)                          432,464        4.57
Joseph F. Schoendorf, Jr. (2)(3)(4)(5)(6)                 299,020        3.19
Robert A. Schaefer (2)(3)(4)(6)                           360,538        3.83
Wm. G. Schuett, Jr. (2)(3)(4)(5)(6)                       123,848        1.34
Gustav J. Dreyer, Jr. (2)(3)                               38,629           *
Timothy C. Foote (2)(3)                                    64,485           *
Robert J. Koehler (2)(3)                                   27,000           *
Arthur C. Meyer (2)(3)                                     30,000           *
John G. Reuteman (2)(3)                                    32,000           *
Francis J. Schmitt (2)(3)                                  28,800           *
Douglas S. Gordon (2)(3)(4)(5)(6)                          60,938           *
Rick W. Hollenberg (2)(3)(5)(6)                            20,507           *
All directors and executive officers
  as a group (19 persons) (2)(3)(4)(5)(6)               1,810,800       17.87

----------------
* Amount represents less than 1% of the total shares of Common Stock issued and outstanding.
(1) Unless otherwise indicated, includes shares of Common Stock held directly by the individuals as well as by members of such individuals' immediate family who share the same household, shares held in trust and other indirect forms of ownership over which shares the individuals exercise sole or shared voting and/or investment power. Fractional shares of Common Stock held by certain executive officers under the Security Employee Stock Ownership Plan (the "ESOP") and the Security 401(k) Plan (the "401(k) Plan") have been rounded to the nearest whole share.
(2) Includes shares of Common Stock which the named individuals and certain executive officers have the right to acquire within 60 days of June 30, 1997, pursuant to the exercise of stock options: Mr. Schuett, Sr. - 256,000; Mr. Schoendorf, Jr. - 162,000; Mr. Schaefer - 210,000; Mr.
     Schuett, Jr. - 44,000; Mr. Dreyer - 28,000; Mr. Foote - 20,000; Mr.
     Koehler -24,000; Mr. Meyer - 13,000; Mr. Reuteman - 20,000; Mr. Schmitt - 26,400; Mr. Hollenberg -6,400; Mr. Gordon - 29,000.
(3) Does not include options for shares of Common Stock which do not vest within 60 days of June 30, 1997 which have been awarded to executive officers and directors under the Security Capital Corporation 1993 Incentive Stock Option Plan.
(4) Includes shares of Common Stock awarded to certain executive officers under the Security Bank Incentive Plan (the "BIP").
(5) Includes shares of Common Stock allocated to the accounts of executive officers pursuant to elections made under the 401(k) Plan, for which such individuals possess shared investment power and shared voting power for the shares of Common Stock allocated to their own account, of which approximately 7,563 shares were allocated to accounts of the named executive officers in the Summary Compensation Table as follows: Mr. Hollenberg - 4,303; and Mr. Gordon -3,260.
(6) Includes shares of Common Stock allocated to certain executive officers under the ESOP, for which such individuals possess shared voting power, of which approximately 7,387 shares were allocated to the accounts of the named executive officers in the Summary Compensation Table as follows:
     Mr. Schuett, Sr. - 1,464; Mr. Schoendorf, Jr. - 1,538; Mr. Schaefer - 1,538; Mr. Hollenberg - 1,538; and Mr. Gordon - 1,309.
(7) Marshall & Ilsley Trust Company (the "Trustee") is the trustee for the ESOP. The Trustee's address is 1000 N. Water Street, Milwaukee, Wisconsin 53202.
(8) Based upon Schedule 13G, dated February 10, 1997, filed with the Company pursuant to the Exchange Act by Nicholas Company, Inc. And certain of its affiliates. Nicholas Company, Inc. Is an investment adviser registered under the Investment Advisers Act of 1940 and is located at 700 North Water Street, Milwaukee, Wisconsin 53202.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Current federal law requires that all loans or extensions of credit to officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in excess of the greater of $25,000 or 5% of the Bank's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors.

     The Bank's policy provides that all loans or extensions of credit to executive officers and directors are to be made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and may not involve more than the normal risk of collectibility or present other unfavorable features. All loans since enactment of the current laws were made by the Bank in the ordinary course of business and were not made with favorable terms nor involved more than the normal risk of collectibility or presented unfavorable features.

     The following table summarizes loans made by the Bank on preferential terms to executive officers, directors and their associates, prior to the enactment of current laws, whose aggregate indebtedness to the Bank exceeded $60,000 at any time since July 1, 1996. All loans or extensions of credit to executive officers and directors and their associates were current as of June 30, 1997.



                                                                 LARGEST AMOUNT
                                                                 OUTSTANDING DURING
                                                  MATURITY       THE YEAR ENDED JUNE         BALANCE AT            INTEREST
     NAME/POSITION             DATE OF LOAN         DATE              30, 1997             JUNE 30, 1997           RATE/TYPE
-----------------------      ---------------   --------------    --------------------  --------------------    -----------------
Wm. G. Schuett, Sr.
 Chairman of the Board,           03/30/72         03/01/02            $ 38,637              $ 34,087            5.75% Mortgage
 Chief Executive Officer &        07/07/81         07/01/11              60,785                58,154            5.75% Mortgage
 Director

Arthur C. Meyer                   02/25/86         03/01/16            $255,845              $249,011           6.00% Adj. Rate
 Director                                                                                                          Mortgage
Thomas K. Anderson                08/06/82         08/01/12            $ 58,970              $ 55,261            5.75% Mortgage
 Senior Vice President
Dennis N. Korsmo                  10/16/87         11/01/17            $ 70,982              $ 69,301           6.00% Adj. Rate
 Senior Vice President                                                                                             Mortgage
William P. Kauper, Jr.            01/31/89         02/01/19            $ 98,782              $ 96,668           6.00% Adj. Rate
 Senior Vice President                                                                                             Mortgage

---------------

     The Company and the Bank intend that all transactions in the future between the Company and the Bank and executive officers, directors, holders of 10% or more of the shares of any class of Common Stock of the Company and affiliates thereof, will contain terms no less favorable to the Company or the Bank than could have been obtained by them in arms' length negotiations with unaffiliated persons and will be approved by a majority of Outside Directors of the Company or the Bank, as applicable, not having any interest in the transaction.

     Mr. Gustav J. Dreyer is a principal shareholder and President of Appraisals, Inc., an appraisal services and consulting firm. The Bank engages Appraisals, Inc., as well as other appraisal firms, for services in connection with appraisals of real estate securing loans made by the Bank. During the fiscal year ended June 30, 1997, Appraisals, Inc. was paid an aggregate fee of $124,060 for such appraisal services which amounts are charged to the borrower at closing.


                                    PART IV

ITEM 14

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

The following financial statements and financial statement schedules are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference.

     Consolidated Statements of Financial Condition at June 30, 1997 and 1996 Consolidated Statements of Income for Years Ended June 30, 1997, 1996 and 1995
     Consolidated Statements of Stockholders' Equity for Years Ended June 30, 1997, 1996 and 1995
     Consolidated Statements of Cash Flows for Years Ended June 30, 1997, 1996 and 1995
     Notes to Consolidated Financial Statements
     Independent Auditors' Report

     (a) (2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

(a) (3) Exhibits:                                                                                       SEQUENTIAL
                                                                                                        PAGE NUMBER
                                                                                                        -----------
2.0   Agreement and Plan of Merger, dated March 14, 1997, by and between
      Marshall & Ilsley Corporation and Security Capital Corporation.
3.1   Articles of Incorporation of Registrant
3.2   By-laws of Registrant
3.3   Stock Articles of Incorporation of Security Bank S.S.B.
3.4   By-laws of Security Bank S.S.B.
10.1  Security Bank S.S.B. Employees' Pension Plan (f/k/a Security Savings and Loan
      Association)
10.2  Security Bank S.S.B. Supplemental Pension Plan
10.3  Security Bank 401(k) Tax Advantaged Savings Plan
10.4  Security Bank S.S.B. Non-Employee Director Retirement Plan
10.5  Deferred Compensation Plans for Key Executive Officers and Directors
10.6  Security Bank S.S.B. Employee Stock Ownership Plan
10.7  Credit Agreement by and between Security Bank S.S.B. Employee Stock Ownership Trust and Registrant
10.8   Pledge and Security Agreement
10.9   Security Bank S.S.B. Company Incentive Plan
10.10  Security Capital Corporation 1993 Incentive Stock Option Plan
10.11  Security Capital Corporation 1993 Stock Option Plan for Outside Directors
10.12  Employment Agreement - Rick W. Hollenberg
10.13  Employment Agreement - Wm. G. Schuett, Sr.
10.14  Employment Agreement - Robert A. Schaefer
10.15  Employment Agreement - Joseph F. Schoendorf, Jr.
10.16  Employment Agreement - Douglas S. Gordon
11.1  Statement regarding computation of per share earnings                             See footnote (8) in Part II Item 8 Attached
21.1  Subsidiaries of the Registrant                                                    See "Subsidiaries in Part I, Item I Attached
23.1  Consent of KPMG Peat Marwick LLP
24.1  Powers of Attorney for certain officers and directors
99.1  Appraisal Agreement with R.P. Financial, Inc.
99.2  Appraisal Report of R.P. Financial, Inc.
99.3  Stock Order Form for Subscription and Community Offerings

99.4  Proxy Statement for Special Meeting of Members of Security Bank S.S.B.


                                                                     SEQUENTIAL
                                                                    PAGE NUMBER

99.5  Marketing Materials

     A copy of the exhibits listed herein can be obtained by writing to Mr. Roger D. Kamin, Senior Vice President, CFO and Secretary-Treasurer, Security Capital Corporation, 184 West Wisconsin Avenue, Milwaukee, Wisconsin 53203.

 (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three months ended June 30, 1997.

 (c) Exhibits

     Reference is made to the exhibit index set forth above at (a)(3).

 (d) Financial Statement Schedules

     Reference is made to the disclosure set forth above at (a)(1 and 2).

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SECURITY CAPITAL CORPORATION



                                        By: /s/ Wm. G. Schuett, Sr.
                                            ------------------------------------
                                        Wm. G. Schuett, Sr., President and Chief
                                        Executive Officer

                                        Date: August 27, 1997
                                            ------------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.


\s\ Wm. G. Schuett, Sr.                          \s\ Roger D. Kamin
--------------------------------------------     ----------------------------------------
Wm. G. Schuett, Sr.,                             Roger D. Kamin, Chief Financial Officer, Senior
President and Chief Executive Officer            Vice President and Secretary-Treasurer

Date:    August 27, 1997                         Date:    August 27, 1997
      --------------------------------------          -----------------------------------



\s\ Joseph F. Schoendorf, Jr.                    \s\ Robert A. Schaefer
--------------------------------------------     ----------------------------------------
Joseph F. Schoendorf, Chairman of the Board,     Robert A. Schaefer, Executive Vice President,
General Counsel and Director                     Chief Operating Officer and Director

Date:    August 27, 1997                         Date:    August 27, 1997
      --------------------------------------          -----------------------------------




\s\ William G. Schuett, Jr.                      \s\ Gustav J. Dreyer, Jr.
--------------------------------------------     ----------------------------------------
William G. Schuett, Jr., Senior Vice President,  Gustav J. Dreyer, Jr., Director
Associate Counsel and Director

Date:    August 27, 1997                         Date:     August 27, 1997
      --------------------------------------          -----------------------------------




\s\ Timothy C. Foote                             \s\ Robert J. Koehler
--------------------------------------------     ----------------------------------------
Timothy C. Foote, Director                       Robert J. Koehler, Director

Date:    August 27, 1997                         Date:    August 27, 1997
      --------------------------------------          -----------------------------------

           /s/  Arthur C. Meyer          /s/  John G. Reuteman
           ----------------------------  ----------------------------
           Arthur C. Meyer, Director     John G. Reuteman, Director

           Date:     August 27, 1997     Date:        August 27, 1997
           ----------------------------  ----------------------------




           /s/  Francis J. Schmitt
           ----------------------------
           Francis J. Schmitt, Director

           Date:     August 27, 1997
           ----------------------------